Form 10-K
period 2013-12-31
Jones Energy, Inc.
filed 2014-03-14
CIK 1573166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36006

Jones Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0907968 (I.R.S. Employer Identification No.)

807 Las Cimas Parkway, Suite 350
Austin, Texas 78746
(Address of principal executive offices) (Zip Code)

Tel: (512) 328-2953
Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common stock. The registrant's common stock began trading on the New York Stock Exchange on July 24, 2013. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of December 31, 2013 based on the closing price of the Class A common stock on the New York Stock Exchange on December 31, 2013 of $14.48 per share was $161.7 million.

         There were 12,526,580 and 36,836,333 shares of the registrant's Class A and Class B common stock, respectively, outstanding on March 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 Cautionary Statement Regarding Forward-Looking Statements

        The information in this Annual Report on Form 10-K (the "Annual Report"), includes "forward-looking statements." All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "could," "should," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in this report. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events, actions and developments including:

  •
  business strategy;

  •
  estimated current and future net reserves and present value thereof;

  •
  drilling and completion of wells including our identified drilling locations;

  •
  cash flows and liquidity;

  •
  financial strategy, budget, projections and operating results;

  •
  oil, natural gas and NGLs realized prices;

  •
  customers' elections to reject ethane and include it as part of the natural gas stream;

  •
  timing and amount of future production of oil and natural gas;

  •
  availability and cost of drilling and production equipment;

  •
  availability and cost of oilfield labor;

  •
  the amount, nature and timing of capital expenditures, including future development costs;

  •
  ability to fund our 2014 capital expenditure budget;

  •
  availability and terms of capital;

  •
  development results from our identified drilling locations;

  •
  ability to generate returns and pursue opportunities;

  •
  marketing of oil, natural gas and NGLs;

  •
  property acquisitions;

  •
  costs of developing our properties and conducting other operations;

  •
  general economic conditions and the commodity price environment;

  •
  effectiveness and extent of our risk management activities;

  •
  estimates of future potential impairments;

  •
  environmental liabilities;

  •
  counterparty credit risk;

  •
  governmental regulation and taxation of the oil and natural gas industry;

  •
  developments in oil-producing and natural gas-producing countries;

  •
  uncertainty regarding our future operating results;

  •
  technology; and

  •
  plans, objectives, expectations and intentions contained in this report that are not historical.

        We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under "Risk Factors" in this report.

        Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

        Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

        All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

        Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

References

        Unless indicated otherwise in this Annual Report or the context requires otherwise, all references to "Jones Energy," the "Company," "our company," "we," "our" and "us" refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC ("JEH LLC"). Jones Energy, Inc. ("JONE") is a holding company whose sole material asset is an equity interest in JEH LLC.

 PART 1

Item 1.    Business

Organization

        Jones Energy, Inc. was incorporated pursuant to the laws of the State of Delaware in March 2013 to become a holding company for JEH LLC. As the sole managing member of JEH LLC, Jones Energy, Inc. is responsible for all operational, management and administrative decisions relating to JEH LLC's business and consolidates the financial results of JEH LLC and its subsidiaries. Pursuant to the terms of a corporate reorganization that was completed in connection with the closing of Jones Energy, Inc.'s initial public offering ("IPO") on July 29, 2013, the pre-IPO owners of JEH LLC converted their existing membership interests in JEH LLC into JEH LLC Units and amended the existing LLC agreement to, among other things, modify its equity capital to consist solely of JEH LLC Units and to admit Jones Energy, Inc. as the sole managing member of JEH LLC.

        Jones Energy, Inc.'s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. Only Class A common stock was offered to investors pursuant to the IPO. The Class B common stock is held by the pre-IPO owners of JEH LLC and can be exchanged (together with a corresponding number of JEH LLC Units) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. Our Class A common stock has been listed on the New York Stock Exchange ("NYSE") since July 2013.

Overview

        We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family's long history in the oil and gas business, which dates back to the 1920's. We have grown rapidly by leveraging our focus on low cost drilling and completions methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled over 645 total wells, including over 460 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within two distinct basins in the Texas Panhandle and Oklahoma:

  •
  the Anadarko Basin—targeting the liquids-rich Cleveland, Granite Wash, Tonkawa and Marmaton formations; and

  •
  the Arkoma Basin—targeting the Woodford shale formation.

        We optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we believe we are recognized as one of the lowest-cost drilling and completion operators in the Cleveland and Woodford shale formations.

        The Anadarko and Arkoma basins are among the most prolific and largest onshore producing oil and natural gas basins in the United States, enjoying multiple producing horizons and extensive well control demonstrated over seven decades of development. The formations we target are generally characterized by oil and liquids-rich natural gas content, extensive production histories, long-lived reserves, high drilling success rates and attractive initial production rates. We focus on formations in our operating areas that we believe offer significant development and acquisition opportunities and to which we can apply our technical experience and operational excellence to increase proved reserves and production to deliver attractive economic rates of return. Our goal is to build value through a disciplined balance between developing our current inventory of 2,542 gross identified drilling locations and other opportunities within our existing asset base, and actively pursuing joint venture agreements, farm-out agreements, joint operating agreements and similar partnering agreements, which we refer to as joint development agreements, organic leasing and strategic acquisitions. In all of our joint development agreements, we control the drilling and completion of a well, which is the phase during which we can leverage our operational expertise and cost discipline. Following completion, we in some cases may turn over operatorship to a partner during the production phase of a well. We believe the ceding to us of drilling and completion operatorship in our areas of operation by several large oil and gas companies, including ExxonMobil and BP, reflects their acknowledgement of our low-cost, safe and efficient operations.

        As of December 31, 2013, our total estimated proved reserves were 89.0 MMBoe, of which 56% were classified as proved developed reserves. Approximately 19% of our total estimated proved reserves as of December 31, 2013 consisted of oil, 37% consisted of NGLs, and 44% consisted of natural gas. As of December 31, 2013, our properties included 835 gross producing wells. For the three years ended December 31, 2013, we drilled 218 wells, substantially all of which we drilled as operator. The following table presents summary reserve, acreage and production data for each of our core operating areas:

	As of December 31, 2013				Year Ended December 31, 2013
	Estimated Net Proved Reserves		Acreage		Average Daily Net Production
	MMBoe	% Oil and NGLs(1)	Gross Acreage	Net Acreage	MBoe/d	% Oil and NGLs(1)
Anadarko basin:
Cleveland	57.5	62.3%	152,983	91,376	10.0	66.0%
Granite Wash	2.4	39.0%	14,361	6,595	1.1	45.5%
Arkoma basin:
Woodford	26.2	46.3%	14,584	3,839	4.0	30.3%
Other	2.9	24.2%	36,609	13,266	1.9	34.5%

All properties	89.0	55.7%	218,537	115,076	17.0	52.8%

(1)
Ethane is an NGL and is included in this percentage. Due to declines in ethane pricing and increases in natural gas prices, beginning in December 2012, purchasers of our Woodford production have been electing not to recover ethane from the natural gas stream and instead have been paying us based on the natural gas price for the ethane left in the gas stream. As a result of the increased energy content associated with the returned ethane and the absence of plant shrinkage, this ethane rejection has increased the incremental revenue and volumes that we receive for our natural gas production relative to what we would have received if the ethane was separately recovered, but has reduced physical barrels of liquid ethane that we are selling.

        The following table presents summary well and drilling location data for each of our key formations for the date indicated:

	As of December 31, 2013
	Producing Wells		Identified Drilling Locations(1)
	Gross	Net	Gross	Net
Anadarko basin:
Cleveland	424	283	667	425
Granite Wash	20	14	33	16
Tonkawa	—	—	209	123
Marmaton	—	—	371	209
Arkoma basin:
Woodford	127	49	811	98
Other	264	69	451	17

All properties	835	415	2,542	888

(1)
Our total identified drilling locations include 366 gross locations associated with proved undeveloped reserves as of December 31, 2013. We have estimated our drilling locations based on well spacing assumptions for the areas in which we operate and other criteria. See "Business—Development of Proved Undeveloped Reserves" and "Business—Drilling Locations" for more information regarding our proved undeveloped reserves and the processes and criteria through which these drilling locations were identified.

        Our 2013 capital expenditures, excluding acquisitions, totaled $240 million, during which we drilled 97 gross wells. We expect our 2014 capital expenditure budget to be approximately $350 million, $310 million of which we expect will be used to drill and complete wells. The remainder of the 2014 capital expenditure budget is devoted to leasing and other discretionary expenditures. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Assuming current market conditions and drilling success rates comparable to our historical performance, we believe we will be able to fund all of our 2014 budgeted capital expenditures with our cash flow from operations and projected availability under our senior secured revolving credit facility.

        We currently have ten rigs running in our two core areas, eight in the Cleveland and two in the Woodford. We currently expect to allocate our 2014 capital expenditure budget as follows:

2014 Capital Expenditure Budget
(in millions)
Drilling and completion:
Cleveland	$250
Woodford	50
Other	10
Leasing	20
Other activities	20

All properties and activities	$350

Our Business Strategies

        Our goal is to increase value by leveraging the operational expertise of our management and technical teams in our operating areas in order to achieve compelling economic returns and attractive reserve, production and cash flow growth. We seek to achieve this goal by executing the following strategies:

Grow Production and Reserves through Development of Our Multi-Year Inventory.

        We intend to focus on development activities in our operating areas, which we believe to be repeatable, low-risk and low-cost, in order to grow our current level of production and proved reserves. We have extensive experience in the Anadarko and Arkoma basins, having drilled over 645 wells in the area since 1988. We believe our historical drilling experience, together with the results of substantial industry activity within our operating areas, helps reduce the risk and uncertainty associated with drilling horizontal wells in these areas. As of December 31, 2013, we have identified 2,542 gross drilling locations, which we believe will enable us to drill and develop our resource base over many years. We expect 100% of our development capital expenditures in 2014 to be dedicated to horizontal drilling.

Leverage Our Extensive Operational Expertise to Continually Reduce Costs and Enhance Returns.

        Decades of experience in the Midcontinent region and emphasis on operational execution and cost control have allowed us to drill and complete wells at significantly lower cost than most other operators and, as a result, to realize compelling economic returns. For example in the Cleveland, over the past seven years, we have been able to reduce our well spud-to-release time, which directly affects drilling costs, from approximately 30 days to approximately 26 days. We seek to apply this expertise in other projects within our areas of operation to enhance their economic profile.

Execute Strategic Acquisitions, Joint Development Agreements, and Organic Leasing Where Our Operating Experience Can Be Leveraged.

        We have successfully increased our production and reserves through selective acquisitions, targeted joint development agreements and organic leasing, and we intend to continue to evaluate acquisition, partnering and leasing opportunities in and around our areas of operation. We pursue joint development opportunities that complement our acquisition strategy by providing a capital efficient and risk-lowering approach to securing and developing acreage and drilling locations that allows us to apply our expertise in the drilling and completion phase. In this regard, we have established long-term agreements with several large exploration and production companies such as BP, ConocoPhillips, Devon Energy, ExxonMobil, Linn Energy, Vanguard Natural Resources and Samson, in which they have farmed-out portions of their basin operations to us. We have drilled over 279 wells in connection with these types of agreements, over 157 of which have been drilled in connection with an active 13-year drilling relationship with ExxonMobil. We also continue to seek new leasing opportunities to expand our acreage position and complement our existing drilling inventory, as we believe that targeted organic leasing around our existing acreage provides the ability for greater returns due to cost and operating synergies in overlapping areas of operation.

Focus on Exploiting Additional Upside Potential Within Our Portfolio.

        We plan to continue exploiting our proved reserves to maximize production through various enhanced recovery methods, such as optimizing frack design and number of stages. Furthermore, the stacked reservoirs within our asset base provide exposure to additional upside potential in several emerging resource plays. Recently, offset operators have been pursuing the exploration of two newly-identified resource opportunities, the Tonkawa and Marmaton formations in the Anadarko basin. We have begun to assess the potential of these formations within our asset base and believe, based on these results, we have approximately 580 potential drilling locations in the Tonkawa and Marmaton formations that provide us with additional resource potential. We plan to start to test the potential of the Tonkawa formation by drilling three pilot wells on our acreage in 2014. Further, our current leasehold position provides longer term potential exposure to other prospective formations found in the Anadarko basin, including the Douglas, Cottage Grove, Cherokee Shale, Atoka Shale, Upper, Middle and Lower Morrow formations, and other prospective formations found in the Arkoma basin, including the Hartshorne, Spiro, Wapanuka, Cromwell and Caney Shale formations.

Maintain Operational Control Over Our Drilling and Completion Operations.

        We operated substantially all of the wells that we drilled and completed during 2013, allowing us to effectively manage the timing and levels of our development spending, overall well costs and operating costs. In addition, we expect to operate the drilling and completion phase on approximately 71% of our 2,542 gross identified drilling locations. With over 78% of our acreage held by existing production, we also will not be required to expend significant capital to hold acreage in our portfolio. We believe that continuing to exercise a high degree of control over our acreage position will provide us with flexibility to manage our drilling program and optimize our returns and profitability.

Opportunistically Allocate Our Resources and Capital to Enhance Returns.

        Our drilling inventory comprises oil, natural gas and NGLs, which enables us to adjust our development approach based on prevailing commodity prices. Currently, we intend to capitalize on the more favorable liquids pricing environment by continuing to drill acreage with significant oil and NGL components, where 100% of our 2014 drilling capital budget is focused. Within our existing portfolio, oil and NGLs account for approximately 56% of our proved reserves as of December 31, 2013. In addition, we expect that continuing to operate the substantial majority of our drilling locations will allow us to reallocate our capital and resources opportunistically in response to market conditions. Our disciplined focus on well-level returns in allocating our capital and resources has been a key component of our ability to deliver successful results through various commodity price cycles over the last 25 years.

Competitive Strengths

        We possess a number of competitive strengths that we believe will allow us to successfully execute our business strategy:

Geographic Focus in the Prolific U.S. Midcontinent.

        Our operations are focused in the Midcontinent region, targeting liquids-rich opportunities in the Anadarko and Arkoma basins of Texas and Oklahoma. We generally focus on formations characterized by oil and liquids-rich natural gas content, extensive production histories, long-lived reserves, high drilling success rates, and attractive initial production rates. Furthermore, our areas of operation are proximate to well-developed natural gas and liquids midstream infrastructure and oilfield services providers, which we believe reduces the risk of production delays and facilitates adequate takeaway capacity. 100% of our 2014 drilling capital budget is devoted to the Anadarko and Arkoma basins in the U.S. Midcontinent.

Multi-Year Drilling Inventory in Existing and Emerging Resource Plays.

        Our drilling inventory consists of approximately 2,542 gross identified drilling locations in the Anadarko and Arkoma basins, and our development plans target locations that we believe are low-cost, provide attractive economics, present a low risk and support a relatively predictable production profile. As of December 31, 2013, we had identified 667 gross drilling locations in the Cleveland play, 811 gross drilling locations in the Arkoma Woodford shale formation and 209 gross locations in the Tonkawa formation. Our concentrated leasehold position has been delineated largely through drilling on our Cleveland leasehold, which we expanded substantially through our Chalker and Sabine acquisitions. We have also expanded through joint development agreements with large independent producers and major oil and gas companies in the Cleveland and Woodford formations. In 2013, we drilled 97 gross wells, as compared to 48 gross wells drilled in 2012, representing a 102% increase. Furthermore, we have identified additional locations in several emerging resource plays that we intend to explore and develop in the coming years, including 33 gross locations in the Granite Wash formation, 209 gross locations in the Tonkawa formation and 371 gross locations in the Marmaton formation.

Extensive Operational Expertise and Low-Cost Operating Structure.

        Drilling horizontal wells has been our primary drilling approach for the last nine years. Having drilled over 460 horizontal wells in nine formations in our areas of operation since 1996, we have established systematic protocols that we believe provide repeatable results. We also have established relationships with oilfield service providers, vendors and crews, allowing for continued cost efficiencies. As an example, we have consistently drilled horizontal Cleveland wells at a meaningfully lower cost than most of our competition in the same area. Through our focus on drilling, completion and operational efficiencies, we are able to effectively control costs and deliver attractive rates of return and profitability.

Strong Financial Position and Conservative Policies.

        We are committed to maintaining a conservative financial profile in order to preserve operational flexibility and financial stability. We believe that our operating cash flow, together with projected availability under our senior secured revolving credit facility, provide us with the financial flexibility to pursue acquisitions, joint development agreements and organic leasing opportunities. In addition, we intend to actively hedge our future production in order to reduce the impact of commodity price volatility on our cash flows. Each quarter, we typically review the production results from recently drilled wells and begin entering into commodity price hedges of up to 100% of expected production from those wells in order to secure our rates of return for up to five years. As of December 31, 2013, we had over $680 million of notional value in existing hedges with the lenders under our credit facilities.

High Caliber Management Team with Deep Operating Experience and a Proven Track Record.

        The top four executives of our management team average more than 25 years of industry experience. Furthermore, our management team averages over 20 years of industry experience and has worked together developing assets for many years, resulting in a high degree of continuity. We have assembled a strong technical staff of geoscientists, field operations managers and engineers with significant experience drilling horizontal wells and with fracture stimulation of unconventional formations, which has resulted in a successful track record of reserve and production growth. In addition, our management team has extensive expertise and operational experience in the oil and natural gas industry with a proven track record of successfully negotiating, executing and integrating acquisitions. Members of our management team have previously held positions with major and large independent oil and natural gas companies, including ExxonMobil, BP, Southwestern Energy, Samson, Marathon and Standard Oil.

Alignment of Management Team.

        Our predecessor was founded in 1988 by our CEO, Jonny Jones, in continuation of his family's history in the oil and gas business, which dates back to the 1920's. Jones family members and our management team currently control approximately 28% of our combined voting power and economic interest. We believe the equity interests of our officers and directors align their interests and provide substantial incentive to grow the value of our business.

Our Operations

Our areas of operations

        We own leasehold interests in oil and natural gas producing properties, as well as in undeveloped acreage, substantially all of which are located in the Anadarko and Arkoma basins in Texas and Oklahoma. The majority of our interests are in producing properties located in fields characterized by what we believe to be long-lived, predictable production profiles and repeatable development opportunities.

        For a discussion of the risks inherent in oil and natural gas production, please read "Risk Factors—Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations."

Anadarko basin

        Approximately 67% of our estimated proved reserves as of December 31, 2013 and approximately 66% of our average daily net production for the year ended December 31, 2013 were located in the Anadarko basin. The Anadarko basin is one of the most prolific oil and natural gas producing basins in the United States, covering approximately 50,000 square miles primarily in Oklahoma, but also including the upper Texas Panhandle, southwestern Kansas, and southeastern Colorado.

        Our wells in this area produce oil, natural gas and NGLs from various formations at depths from approximately 7,000 feet to 12,000 feet. We drilled 73 gross (56 net) wells as operator in the Anadarko basin in 2013. Our operations in the Anadarko basin are primarily focused on the Cleveland formation where we have 424 producing wells. We also have acreage in the Granite Wash, Tonkawa, Marmaton, Atoka shale and Cherokee shale formations located in the eastern portion of the Texas Panhandle and western Oklahoma. We intend to explore and develop the Tonkawa formation beginning in 2014, and believe that the Marmaton, Atoka shale and Cherokee shale formations provide longer-term potential in the Anadarko basin.

        On December 18, 2013, we acquired from Sabine Mid-Continent, LLC certain producing and undeveloped oil and gas assets in the Anadarko basin located in the Texas Panhandle and western Oklahoma for approximately $193.5 million, subject to customary closing adjustments. The acquired Sabine properties produced approximately 2,227 boe/day in the 14 day period in 2013 during which we owned the properties.

        Producing Formations.    Our production in the Anadarko basin is currently derived primarily from the following formations, where we have 444 gross (297 net) producing wells and where we have identified 700 gross (441 net) drilling locations as of December 31, 2013, of which 238 have proved undeveloped reserves attributed to them as of December 31, 2013. See "Drilling Locations" for more information regarding the processes and criteria through which these drilling locations were identified.

  •
  Cleveland Formation.  Our Cleveland acreage is located in Ochiltree, Lipscomb and Hemphill counties in Texas and Ellis county in Oklahoma. The Cleveland formation ranges from depths of approximately 7,000 feet to 8,800 feet and is characterized by a tight, shaly sand with low permeability that lends itself to improved recovery through enhanced drilling and completion techniques.

    As of December 31, 2013, we operated 322 gross (244 net) producing wells with working interests ranging from approximately 25% to 100% for our leasehold in the Cleveland formation. Our Cleveland properties contained 57.5 MMBoe of estimated net proved reserves as of

    December 31, 2013, 62% of which are oil and NGLs, and generated an average daily net production of 10.9 MBoe/d for the month ended December 31, 2013. We have identified 667 gross (425 net) drilling locations in the Cleveland formation as of December 31, 2013. Of these 667 locations, 523 locations (78%) are attributable to acreage that is currently held by production and 232 locations (35%) are attributable to proved undeveloped reserves as of December 31, 2013. We are currently running 8 rigs in the Cleveland formation and plan to spend approximately $250 million drilling and completing wells there in 2014, representing approximately 81% of our drilling and completion budget.

  •
  Granite Wash Formation.  Our Granite Wash acreage is located in Roberts, Hemphill and Wheeler counties in Texas and Roger Mills, Beckham, Custer and Washita counties in Oklahoma. The Granite Wash spans multiple zones from depths of approximately 9,000 feet to 12,000 feet and is composed of tight, complex, quartz rich alluvial liquids-rich wash.

    As of December 31, 2013, we operated 19 gross (13 net) producing wells in this formation with an average working interest of 75%. Our Granite Wash properties contained 2.4 MMBoe of estimated net proved reserves as of December 31, 2013, approximately 39% of which are oil and NGLs. We have not allocated any capital expenditures to the Granite Wash formation in our 2014 drilling budget. We have 33 gross (16 net) remaining drilling locations in the Granite Wash formation as of December 31, 2013.

        Additional Targeted Formations.    We also own properties in the following formations of the Anadarko basin, where we have identified 580 gross (332 net) drilling locations as of December 31, 2013, none of which have proved reserves attributed to them. See "Drilling Locations" for more information regarding the processes and criteria through which these drilling locations were identified.

  •
  Tonkawa Formation.  As of December 31, 2013, we have identified 209 gross (123 net) drilling locations in the Tonkawa formation in Lipscomb and Hemphill counties in Texas. In addition, we have other properties in the Tonkawa formation located in Ellis and Roger Mills counties in Oklahoma. The Tonkawa is a newly-targeted horizontal oil formation at depths of approximately 6,000 feet to 8,000 feet and is characterized by fine to very fine-grained sandstone, ranging in thickness from 20 feet to 40 feet. We drilled our first horizontal Tonkawa well in May of 2010 and drilled two additional horizontal wells in the formation under a farm-out with Samson that is not part of our current leasehold. Beginning in the second quarter of 2014, we plan to drill three additional test wells in different areas of the Company's leasehold acreage in the Tonkawa formation.

  •
  Marmaton Formation.  As of December 31, 2013, we have identified 371 gross (209 net) drilling locations in the Marmaton formation. Our properties in the Marmaton formation are all undeveloped and span three sub-formations: properties located in Ellis County, Oklahoma characterized by fluvio-deltaic sands, properties located in Northeast Ochiltree and Northwest Lipscomb counties, Texas characterized by shallow marine sands, and properties located in Ochiltree county, Texas characterized by algal reef complex. The Marmaton sand is a tight, shaly sand with similar reservoir characteristics to the Cleveland. The Marmaton sand ranges in thickness from 40 feet to 80 feet while the reef ranges from 80 feet to 150 feet. We have not allocated any capital expenditures to the Marmaton formation in our 2014 drilling budget.

        Future Potential Opportunities.    Our current leasehold position provides longer term potential exposure to other prospective formations in the Anadarko basin, including the Atoka, Cherokee, Douglas, Cottage Grove, Upper, Middle and Lower Morrow formations. As of December 31, 2013, the acreage associated with these opportunities is approximately 82% held by production. The Atoka and Cherokee formations, in particular, have attractive geologic properties, and we may elect to pursue their development in the future.

Arkoma Basin

        Approximately 29% of our estimated proved reserves as of December 31, 2013, and approximately 19% of our average daily net production for December 2013, were located in the Arkoma basin. The Arkoma basin is a historically prolific, largely gas-prone basin extending from eastern Oklahoma into western Arkansas. The basin produces natural gas from multiple horizons, which range in depth from 500 to 21,000 feet.

        As of December 31, 2013, we operated approximately 66% of our properties in the Arkoma basin and produce primarily from the Woodford formation. Our current leasehold position also provides longer term potential exposure to other prospective formations in the Arkoma basin, including the Hartshorne, Spiro, Wapanuka, Cromwell and Caney formations.

  •
  Woodford Shale Formation.  Our properties in the Woodford shale formation are located in Atoka, Coal, Pittsburg and Hughes counties in eastern Oklahoma. The Woodford shale formation ranges from depths of approximately 5,000 feet to 12,700 feet and is composed of 75 to 220 foot thick black siliceous shale in our operating area. The Woodford shale in this area is prospective for natural gas with a high concentration of associated NGLs.

    As of December 31, 2013, we operated 84 gross (44 net) producing wells in the formation with an average working interest of 52%. Our Woodford shale formation properties contained 26.2 MMBoe of estimated net proved reserves as of December 31, 2013, 46% of which are NGLs, and generated an average daily net production of 3.3 MBoe/d for the month ended December 31, 2013. We drilled 13 gross (4 net) additional wells in the Woodford shale formation in 2013. We have identified 811 gross (98 net) drilling locations in the Woodford shale formation as of December 31, 2013, of which 13% have proved undeveloped reserves attributed to them as of December 31, 2013. We plan to spend approximately $50 million drilling and completing wells there in 2014, representing approximately 16% of our budgeted 2014 drilling capital expenditures.

Drilling Locations

        We have identified a total of 2,542 gross (888 net) drilling locations, all of which are horizontal drilling locations. Of these 2,542 locations, 2,033 locations are attributable to acreage that is currently held by production and approximately 366 (14%) are attributable to proved undeveloped reserves as of December 31, 2013. In order to identify drilling locations, we apply geologic screening criteria based on the presence of a minimum threshold of gross pay sand thickness in a section and then consider the number of sections and the appropriate well density to develop the applicable field. In making these assessments, we include properties in which we hold operated and non-operated interests, as well as redevelopment opportunities. Once we have identified acreage that is prospective for the targeted formations, well placement is determined primarily by the regulatory spacing rules prescribed by the governing body in each of our operating areas. Wells drilled in the Cleveland formation adhere to 128-acre spacing (5 wells per section) while wells in the Woodford shale formation are developed on 80-acre and 120-acre spacing, depending on the area. Wells drilled in the Granite Wash formation were developed on 128-acre or 213-acre spacing. Wells drilled in the Tonkawa and Marmaton formations adhere to 160-acre spacing. We view the risk profiles for the Tonkawa and Marmaton formations as being higher than for our other drilling locations due to relatively less available production data and drilling history.

        Our identified drilling locations are scheduled to be drilled over many years. The ultimate timing of the drilling of these locations will be influenced by multiple factors, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, gathering systems, processing, marketing and pipeline transportation constraints, regulatory approvals and other factors. In addition, a number of our identified drilling locations are associated with joint development agreements, and if we do not meet our obligation to drill the minimum number of wells specified in an agreement, we will lose the right to continue to develop certain acreage covered by that agreement. For a discussion of the risks associated with our drilling program, see "Risk Factors—Our identified drilling locations are scheduled to be drilled over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, which in certain instances could prevent or delay associated expected production. In addition, we may not be able to raise the amount of capital that would be necessary to drill a substantial portion of our identified drilling locations."

Estimated Proved Reserves

        The following table sets forth summary data with respect to our estimated net proved oil, natural gas and NGLs reserves as of December 31, 2013, 2012 and 2011, which are based upon reserve reports of Cawley, Gillespie & Associates, Inc., or Cawley Gillespie, our independent reserve engineers. Cawley Gillespie's reports were prepared consistent with the rules and regulations of the SEC regarding oil and natural gas reserve reporting in effect during such periods. The summary data with respect to our estimated net proved oil and natural gas reserves as of December 31, 2013 include the reserves attributable to the properties acquired in the Sabine acquisition.

	As of December 31,
	2013	2012	2011
Reserve Data:
Estimated proved reserves:
Oil (MBbls)	16,688	12,540	7,440
Natural gas (MMcf)	236,648	228,080	244,579
NGLs (MBbls)	32,915	34,746	34,606
Total estimated proved reserves (MBoe)(1)	89,045	85,299	82,809
Estimated proved developed reserves:
Oil (MBbls)	7,129	4,261	2,535
Natural gas (MMcf)	139,622	110,956	110,434
NGLs (MBbls)	19,101	16,320	14,021
Total estimated proved developed reserves (MBoe)(1)	49,501	39,074	34,961
Estimated proved undeveloped reserves:
Oil (MBbls)	9,559	8,278	4,905
Natural gas (MMcf)	97,025	117,124	134,146
NGLs (MBbls)	13,814	18,426	20,586
Total estimated proved undeveloped reserves (MBoe)(1)	39,544	46,225	47,849
PV-10 (in millions)(2)	$1,017	$782	$916
Standardized measure (in millions)(3)	941	782	916

(1)
One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(2)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effect of income taxes on discounted future net cash flows. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. The oil and gas industry uses PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. See "Reconciliation of PV-10 to Standardized Measure" below.

(3)
Standardized measure is calculated in accordance with Statement of Financial Accounting Standards No. 69 Disclosures About Oil and Gas Producing Activities, as codified in ASC Topic 932, Extractive Activities—Oil and Gas. Prior to the reorganization that occurred in 2013 in connection with the IPO of shares of its Class A common stock, the predecessor of Jones Energy, Inc. was a limited liability company that was not subject to entity-level taxation during the periods presented except for the Texas franchise tax. Accordingly, standardized measure for historical periods was not reduced for income taxes. However, upon consummation of the IPO, Jones Energy, Inc. became subject to entity-level taxation, which is reflected in the standardized measure as of December 31, 2013.

        The following table sets forth the benchmark prices used to determine our estimated proved reserves for the periods indicated.

	As of December 31,
	2013	2012	2011
Oil, Natural Gas and NGLs Benchmark Prices:
Oil (per Bbl)(1)	$96.78	$94.71	$96.19
Natural gas (per MMBtu)(2)	3.67	2.76	4.12
NGLs (per Bbl)(3)	28.33	31.27	47.26

(1)
Benchmark prices for oil reflect the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months using WTI Cushing posted prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management's internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2013, 2012 and 2011, the average realized prices for oil were $91.74, $90.74 and $92.04 per Bbl, respectively.

(2)
Benchmark prices for natural gas in the table above reflect the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months, respectively, using Henry Hub prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management's internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2013, 2012 and 2011, the average realized prices for natural gas were $3.13, $2.24 and $3.83 per MMBtu, respectively.

(3)
Prices for NGLs in the table above reflect the average realized prices for the prior 12 months. Benchmark prices for NGLs vary depending on the composition of the NGL basket and current prices for the various components thereof, such as butane, ethane, and propane, among others. Due to declines in ethane prices relative to natural gas prices, beginning in 2012, purchasers of our Woodford production have been electing not to recover ethane from the natural gas stream and instead are paying us based on the natural gas price for the ethane left in the gas stream. As a result of the increased energy content associated with the returned ethane and the absence of plant shrinkage, this ethane rejection has increased the incremental revenue and volumes that we receive for our natural gas product relative to what we would have received if the ethane was separately recovered, but has reduced physical barrels of liquid ethane that we are selling.

Reconciliation of PV-10 to Standardized Measure

        PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure of discounted future net cash flows. Our PV-10 measure and the Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

        The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2013, 2012 and 2011.

	As of December 31,
	2013	2012	2011
	(in millions)
PV-10	$1,017	$782	$916
Present value of future income taxes discounted at 10%	76	—	—

Standardized measure	$941	$782	$916

        Prior to the IPO, the Company was not subject to federal income tax; hence no income taxes were applied to reserve values in the previous years.

Internal Controls

        Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by our corporate reservoir engineering staff, all of whom are independent from our operating teams. We maintain internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with our internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by our senior management team on a semi-annual basis. We anticipate that the audit committee of our board of directors will conduct a similar review on an annual basis. We expect to have our reserve estimates evaluated by Cawley Gillespie, our independent third party reserve engineers, or another independent reserve engineering firm, at least annually.

        Our internal professional staff works closely with Cawley Gillespie, to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. We provide all of the reserve information maintained in our secure reserve engineering database to the external engineers, as well as other pertinent data, such as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves. Various procedures are used to ensure the accuracy of the data provided to our independent petroleum engineers, including review processes. Changes in reserves from the previous report are closely monitored. Reconciliation of reserves from the previous report, which includes an explanation of all significant changes, is reviewed by both the engineering department and upper management, including our chief operating officer. Our independent petroleum engineers prepare our annual reserves estimates, whereas interim estimates are internally prepared.

Technology Used to Establish Proved Reserves

        Under SEC rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

        To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and Cawley Gillespie employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

Qualifications of Responsible Technical Persons

        Internal engineer.    Eric Niccum, our Executive Vice President and Chief Operating Officer, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Niccum is also responsible for liaising with and oversight of our third party reserve engineer. Mr. Niccum is a graduate of Purdue University with a Bachelor of Science degree in Mechanical Engineering. He has 20 years of energy experience.

        Cawley Gillespie.    Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists. The firm has provided petroleum consulting services to the oil and gas industry for over 50 years. No director, officer, or key employee of Cawley Gillespie has any financial ownership in us or any of our affiliates. Cawley Gillespie's compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Cawley Gillespie has not performed other work for us that would affect its objectivity. The engineering audit presented in the Cawley Gillespie report was supervised by W. Todd Brooker, Senior Vice President at Cawley Gillespie. Mr. Brooker is an experienced reservoir engineer having been a practicing petroleum engineer since 1989. He has more than 23 years of experience in reserves evaluation and joined Cawley Gillespie as a reserve engineer in 1992. He has a Bachelors of Science Degree in Petroleum Engineering from the University of Texas at Austin and is a Registered Professional Engineer in the State of Texas (License No. 83462).

Development of Proved Undeveloped Reserves

        As of December 31, 2013, none of our proved undeveloped reserves at December 31, 2013 were scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. However, certain of our proved undeveloped reserves are associated with joint development agreements with third parties that include obligations to drill a specified minimum number of wells in a time frame that is shorter than five years. If we do not meet our obligation to drill the minimum number of wells specified in a joint development agreement, we will lose the right to continue to develop the undeveloped acreage covered by the agreement, which in some cases would result in a reduction in our proved undeveloped reserves. Historically, our drilling and development programs were substantially funded from our cash flow from operations. Our expectation is to continue to fund our drilling and development programs primarily from our cash flow from operations and projected availability under our senior secured revolving credit facility. Based on our current expectations of our cash flows and drilling and development programs, which include drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansion activities in the next five years from our cash flow from operations and, if needed, borrowings under our senior secured revolving credit facility. For a more detailed discussion of our liquidity position, please read "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

        Our proved undeveloped reserves have decreased from 46.2 MMBoe at December 31, 2012 to 39.5 MMBoe at December 31, 2013 due to (i) the conversion of 5.1 MMBoe of proved undeveloped reserves to proved developed reserves; (ii) net negative revisions of 18.1 MMBoe, primarily due to the expiration of the Company's JDA with Southridge (15.5 MMBoe) and production performance in the Cleveland (3.5 MMBoe); (iii) additions of 8.9 MMBoe from extensions and discoveries; and (iv) additions of 7.6 MMBoe for purchases of minerals in place. Proved undeveloped reserves declined as a percentage of total reserves from 54% for the year ending December 31, 2012 to 44% for the year ending December 31, 2013. For the year ended December 31, 2013, we converted 5.1 MMBoe of proved undeveloped reserves to proved developed reserves or 11% of total proved undeveloped reserves booked at December 31, 2012. We incurred approximately $104 million in capital to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2013. Our 2013 capital expenditures, excluding acquisitions, totaled $240 million, during which we drilled 97 gross wells. We expect our 2014 capital expenditure budget to be approximately $350 million, $310 million of which we expect to use to drill and complete wells. Costs of proved undeveloped reserve development in 2013 do not represent the total costs of these conversions, as additional costs may have been recorded in previous years. Estimated future development costs relating to the development of 2013 year-end proved undeveloped reserves is $533 million.

Operating Data

        The following table sets forth summary data regarding production volumes, average prices and average production costs associated with our sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Production and Operating Data:
Net Production Volumes(1):
Oil (MBbls)	1,557	746	811
Natural gas (MMcf)	17,575	14,066	11,443
NGLs (MBbls)	1,724	1,773	1,215

Total (MBoe)	6,210	4,863	3,933

Average net production (Boe/d)	17,014	13,287	10,775
Average Sales Price(2):
Oil (per Bbl)	$93.22	$89.71	$90.96
Natural gas (per Mcf)	3.16	2.17	3.49
NGLs (per Bbl)	33.30	29.07	44.04
Combined (per Boe) realized	41.56	30.63	42.53
Average Unit Costs per Boe:
Lease operating expense	$4.47	$4.75	$5.48
Production tax expense	2.07	1.15	1.36
Depreciation, depletion and amortization	18.38	16.60	17.52
General and administrative expense(3)	5.14	3.26	4.24

(1)
The Lipscomb SE field constituted approximately 26% of our estimated proved reserves as of December 31, 2013. Our production from the Lipscomb SE field was 1,751 MBoe and 36 MBoe for the years ended December 31, 2013 and 2012, respectively. The 2013 production was comprised of 858 MBbls of oil, 2,786 MMcf of natural gas and 430 MBbls of NGLs. The 2012 production was comprised of 17 MBbls of oil, 61 MMcf of natural gas and 9 MBbls of NGLs. The Lipscomb SE field was acquired in December 2012, therefore we had no production from the field for the year ended December 31, 2011.

The Coalgate Woodford field constituted approximately 19% of our estimated proved reserves as of December 31, 2013. Our production from the Coalgate Woodford field was 1,158 MBoe, 1,529 MBoe, and 675 MBoe for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 production was comprised of 19 MBbls of oil, 4,766 MMcf of natural gas and 345 MBbls of NGLs. The 2012 production was comprised of 33 MBbls of oil, 4,357 MMcf of natural gas and 770 MBbls of NGLs. The 2011 production was comprised of 10 MBbls of oil, 2,029 MMcf of natural gas and 327 MBbls NGLs.

(2)
Prices do not include the effects of derivative cash settlements.

(3)
General and administrative includes non-cash stock-based compensation of $13.6 million, $0.6 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Excluding stock-based compensation from the above metric results in average general and administrative cost per Boe of $2.95, $3.15 and $3.95 for the years ended December 31, 2013, 2012 and 2011, respectively.

Drilling Activity

        The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	97	61	44	22	71	34
Mechanical failure	—	—	2	1	—	—
Dry	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	2	1	2	1
Total Wells:
Productive	97	61	44	22	71	34
Mechanical failure	—	—	2	1	—	—
Dry	—	—	2	1	2	1

Total	97	61	48	24	73	34

        For the three years ended December 31, 2013, we had no developmental wells that were deemed dry wells and 4 gross (2 net) exploratory wells deemed dry wells. In this same period, we experienced a total of 2 mechanical failures that were not reservoir related. As of December 31, 2013, there were 32 gross (20 net) development wells in the process of drilling or completion. For the three years ended December 31, 2013, we drilled 191 gross (115 net) wells as operator with over a 99% success rate.

        From January 1, 2013 through December 31, 2013, we successfully drilled 38 gross proved undeveloped wells and completed 29 gross proved undeveloped wells.

Productive Wells

        The following table sets forth our total gross and net productive wells by oil or natural gas completion as of December 31, 2013.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated(1)	175	137	312	233	487	370
Non-operated	57	14	291	31	348	45

Total	232	151	603	264	835	415

(1)
Includes wells on which we act as contract operator.

        Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage Data

        The following table sets forth certain information regarding the developed and undeveloped acreage in which we have an interest as of December 31, 2013 for each of our producing areas.

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. Acreage that is prospective for the Tonkawa, Marmaton and other formations is included in these totals as these formations overlie one another throughout much of our acreage. As of December 31, 2013, over 78% of our leasehold acreage was held by existing production.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Cleveland	119,007	73,408	33,976	17,968	152,983	91,376
Woodford(1)	8,889	2,533	5,695	1,306	14,584	3,839
Granite Wash	14,361	6,595	—	—	14,361	6,595
Other	21,610	7,534	14,999	5,732	36,609	13,266

All properties(2)	163,867	90,070	54,670	25,006	218,537	115,076

(1)
Excludes gross and net acreage associated with the joint development agreements with Vanguard. Acreage associated with the Vanguard joint development agreement is assigned to us at the time the first well in each unit is pooled and/or drilled.

(2)
Includes proved undeveloped reserves associated with joint development agreements with third parties. If we do not meet our obligation to drill the minimum number of wells specified in a joint development agreement, we will lose the right to continue to develop the undeveloped acreage covered by the agreement, which would result in the loss of any proved undeveloped reserves attributable to such undeveloped acreage. Please see "Risk Factors—If we do not fulfill our obligation to drill the minimum number of wells specified in our joint development agreements, we will lose the right to develop the undeveloped acreage associated with the agreement and any proved undeveloped reserves attributable to such undeveloped acreage."

Undeveloped acreage expirations

        The following table sets forth the number of gross and net undeveloped acres as of December 31, 2013 that will expire over the next three years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates or unless the existing leases are renewed prior to expiration.

	Expiring 2014		Expiring 2015		Expiring 2016
	Gross	Net	Gross	Net	Gross	Net
Cleveland	6,048	2,766	5,545	4,232	3,585	2,442
Woodford	2,517	299	3,506	662	566	164
Granite Wash	—	—	—	—	—	—
Other	142	27	—	—	854	437

All properties	8,707	3,092	9,051	4,894	5,005	3,043

        A majority of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities. We also have options to extend some of our leases through payment of additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third party leases that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date. We do not have any of our proved undeveloped reserves as of December 31, 2013 attributed to acreage whose lease expiration date precedes the scheduled initial drilling date. Our leases are mainly fee leases with primary terms of three to five years. We believe that our lease terms are similar to our competitors' fee lease terms as they relate to both primary term and royalty interests.

Competition

        The oil and natural gas industry is highly competitive. We compete with numerous entities, including major domestic and foreign oil companies, other independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than ours. As a result, our competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Please read "Risk Factors—We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenues."

        We are also affected by competition for drilling rigs, equipment, services, supplies and qualified personnel. In recent years, the United States onshore oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which have delayed development drilling and other exploration activities and caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation programs.

Segment Information and Geographic Areas

        The Company operates in one industry segment, which is the exploration, development and production of oil and natural gas, and all of its operations are conducted in one geographic area of the United States.

Oil and Natural Gas Leases

        The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%. Our net revenue interests average 57% for our operated leases and 35% including all operated and non-operated leases.

        Over 78% of our leases (based on net acreage) are held by production and do not require lease rental payments.

Marketing and Major Customers

        Our oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for oil and liquids move up and down in direct correlation with the oil market as it reacts to supply and demand factors. We do not own any oil or liquids pipelines or other assets for the transportation of those commodities, and transportation costs related to moving oil are deducted from the price received for oil.

        Our natural gas is sold under both long-term and short-term natural gas purchase agreements. Natural gas produced by us is sold at various delivery points at or near producing wells to natural gas gathering and marketing companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees. For approximately 98% of our natural gas production, we are paid for the extracted NGLs based on a negotiated percentage of the proceeds that are generated from the customer's sale of the liquids, or based on other negotiated pricing arrangements. We do not own any natural gas pipelines or other assets for the transportation of natural gas.

        Recently, changes in NGL prices have altered market conditions. Due primarily to the large supply of ethane on the market, the price of ethane has dropped significantly over the last year. For a discussion of the effect of recent changes in NGL prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

        During the year ended December 31, 2013, the largest purchasers were PVR Midstream, Unimark LLC, Mercuria, Valero, and Plains Marketing, which accounted for approximately 15%, 13%, 13%, 13% and 6% of consolidated oil and gas sales, respectively. If we were to lose any one of our customers, the loss could temporarily delay production and sale of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes. For a discussion of the risks associated with the loss of key customers, please read "Risk factors—Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations."

Seasonality

        Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.

Title to Properties

        Prior to completing an acquisition of producing oil and natural gas properties, we perform title reviews on significant leases, and depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, title examinations have been obtained on a significant portion of our properties.

        As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the titles to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property.

        We conduct a portion of our operations through joint development agreements with third parties. Certain of our joint development agreements include drill-to-earn arrangements, whereby we are assigned title to properties from the third party after we complete wells and, in the case of certain counterparties, after completion reports relating to the wells have been approved by regulatory authorities, whose approval may be delayed. Furthermore, certain of our joint development agreements specify that assignments are only to occur when the wells are capable of producing hydrocarbons in paying quantities. These additional conditions to assignment of title may from time to time apply to wells of substantial value.

        We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this Annual Report on Form 10-K.

Regulations

        Our operations are substantially affected by federal, state and local laws and regulations. In particular, natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and limit the number of wells or locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

        Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress and federal agencies, the states, and the courts. We cannot predict when or whether any such proposals may become effective. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Matters and Regulation

        Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment, as well as the discharge of materials into the environment. These laws and regulations may, among other things:

  •
  require the acquisition of various permits before drilling commences;

  •
  require the installation of pollution control equipment in connection with operations;

  •
  restrict or prohibit our drilling and production activities during periods when such activities might affect wildlife;

  •
  place restrictions or regulations upon the types, quantities or concentrations of materials or substances used in our operations;

  •
  restrict the types, quantities or concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

  •
  limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas; and

  •
  require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells.

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, federal, state and local lawmakers and agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs.

        The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling and Releases

        The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous waste. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. In the course of our operations, however, we generate some industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. Although a substantial amount of the waste generated in our operations are regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous waste. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

        The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as "Superfund," and comparable state laws and regulations impose liability without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties, or PRPs, include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency, or the EPA, and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

        Although CERCLA generally exempts "petroleum" from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA's definition of hazardous substances and may have disposed of these wastes at disposal sites owned and operated by others. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. In the event contamination is discovered at a site on which we are or have been an owner or operator or to which we sent hazardous substances, we could be liable for the costs of investigation and remediation and natural resources damages.

        We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to the RCRA, CERCLA, and analogous state laws. Spills or other contamination required to be remediated has not required material capital expenditures to date. In the future, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Clean Water Act

        The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States, a term broadly defined. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. The EPA has announced its intention to propose regulations by 2014 under the Clean Water Act to develop standards for wastewater discharges from hydraulic fracturing and other natural gas production activities.

Safe Drinking Water Act

        The SDWA regulates, among other things, underground injection operations. Congress has considered legislation which, if successful, would impose additional regulation under the SDWA upon the use of hydraulic fracturing fluids. If enacted, such legislation could impose on our hydraulic fracturing operations permit and financial assurance requirements, requirements that we adhere to construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements. In addition to subjecting the injection of hydraulic fracturing to the SDWA regulatory and permitting requirements, the proposed legislation would require the disclosure of the chemicals within the hydraulic fluids, which could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the process could adversely affect ground water. In addition, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to the Underground Injection Control program in states in which EPA is the permitting authority and released permitting guidance on the use of diesel fuel as an additive in hydraulic fracturing fluids in February 2014. The EPA has also commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices. The Department of Energy, at the direction of the President, also studied hydraulic fracturing and provided broad recommendations regarding best practices and other steps to enhance companies' safety and environmental performance of hydraulic fracturing. If the pending or similar legislation is enacted or other new requirements or restrictions regarding hydraulic fracturing are adopted as a result of these studies, we could incur substantial compliance costs and the requirements could negatively impact our ability to conduct fracturing activities on our assets.

Other Regulation of Hydraulic Fracturing

        On November 23, 2011, the EPA announced that it was granting in part a petition to initiate rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Also, BLM is considering proposed rules regarding well stimulation, chemical disclosures, and other requirements for hydraulic fracturing on federal and Indian lands. BLM released a proposed rule requiring the disclosure of chemicals used during hydraulic fracturing and addressing drilling plans, water management, and wastewater disposal on federal and Indian lands in May 2012. However, BLM pulled back its proposal in January 2013 after reviewing comments and published an updated proposed rule on May 24, 2013. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.

        Hydraulic fracturing is also subject to regulation at the state and local levels. Several states have proposed or adopted legislative or administrative rules regulating hydraulic fracturing operations. For example, the Railroad Commission of Texas, implementing a state law passed in June 2011, adopted the Hydraulic Fracturing Chemical Disclosure Rule on December 13, 2011. The rule requires public disclosure of chemicals in fluids used in the hydraulic fracturing process for drilling permits issued after February 1, 2012. Additionally, Texas has authorized the Texas Commission on Environmental Quality to suspend water use rights for oil and gas users in the event of serious drought conditions and has imposed more stringent emissions, monitoring, inspection, maintenance, and repair requirements on Barnett Shale operators to minimize Volatile Organic Compound, or VOC, releases. Other states that we operate in, including Louisiana and Oklahoma, have adopted similar chemical disclosure measures. Please see "Risk Factors—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing and other oil and gas production activities as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production" for a further discussion of state hydraulic fracturing regulation. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

Oil Pollution Act

        The primary federal law related to oil spill liability is the Oil Pollution Act, or the OPA, which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. For example, operators of certain oil and gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns strict joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, we may be liable for costs and damages.

Air Emissions

        Our operations may be subject to the Clean Air Act, or CAA, and comparable state and local requirements for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or injunctions or require us to forego construction, modification or operation of certain air emission sources.

        We may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. For instance, on April 17, 2012, the EPA released final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. The rules became effective on October 15, 2012. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment in addition to leak detection requirements for natural gas processing plants. In October 2012, several challenges to the EPA's rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. EPA issued a final rule revising certain aspects of the rules on August 5, 2013 and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. Additionally, on December 11, 2012, seven states submitted a notice of intent to sue the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from oil and gas sources are appropriate, and, if so, to promulgate performance standards for methane emissions from the oil and gas sector, which was not addressed in the EPA rules that became effective on October 15, 2012. The notice of intent also requested the EPA issue emission guidelines for the control of methane emissions from existing oil and gas sources. These rules that took effect on October 15, 2012, as well as any modifications to these rules or additional rules, could require a number of modifications to our operations including the installation of new equipment.

Endangered Species and Migratory Birds

        The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Criminal liability can attach for even an incidental taking of migratory birds, and the federal government recently issued indictments under the Migratory Bird Treaty Act to several oil and gas companies after dead migratory birds were found near reserve pits associated with drilling activities.

        We conduct operations in areas where certain species that are listed as threatened or endangered under the ESA may be present. For example, our operations in Oklahoma overlap with the range of the American Burying Beetle, which is listed as endangered. The presence of endangered or threatened species may force us to modify or terminate our operations in certain areas. Additionally, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas. For example, the U.S. Fish and Wildlife Service proposed on December 11, 2012, to list the Lesser Prairie Chicken as a threatened species under the Endangered Species Act. The period for the public to submit comments on this proposal initially was set to expire on March 11, 2013 but, in response to requests submitted by federal congressmen, the Fish and Wildlife Service reopened the comment period on May 6, 2013. A final decision regarding whether to finalize the proposal is expected by March 30, 2014. The listing of the Lesser Prairie Chicken, or any other species in areas that we operate, could force us to incur additional costs and delay or otherwise limit our operations.

National Environmental Policy Act

        Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act, or NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

Climate Change

        More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have actively considered legislation to reduce emissions of GHGs, but no legislation has yet passed. In the absence of comprehensive federal legislation on GHG emission control, the EPA has begun to regulate GHGs as pollutants under the CAA. The EPA has adopted regulations affecting emissions of GHGs from motor vehicles and is also requiring permit review for GHGs from certain stationary sources that emit GHGs at levels above statutory and regulatory thresholds. In June 2010, the EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets regulatory emissions thresholds for stationary sources of GHGs under the Prevention of Significant Deterioration (PSD) and Title V programs. PSD permitting has been applicable to new and modified stationary sources that emit GHGs above statutory and regulatory thresholds since January 2, 2011. The EPA has announced its intent to consider lowering the Tailoring Rule regulatory thresholds, which would likely subject additional stationary sources to GHG permitting requirements under the PSD and Title V programs. We do not believe our operations are currently subject to these permitting requirements, but if our operations become subject to these or other similar requirements, we could incur significant costs to control our emissions and comply with regulatory requirements.

        In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. On November 9, 2010, the EPA issued final rules to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. Reporting was first required in 2012 for emissions occurring in 2011. Our operations are not currently subject to this program, but there is no guarantee that the EPA will not expand the program to additional sources and facilities. Should we be required to report GHG emissions, it could require us to incur costs to monitor, keep records of, and report emissions of GHGs.

        The EPA has also proposed the first New Source Performance Standards (NSPS) for GHG emissions. The proposed GHG NSPS applies to carbon dioxide emissions from certain electric utility generating units. This proposed NSPS does not regulate our operations, but if EPA were to promulgate a GHG NSPS applicable to our operations we could incur significant costs to control our emissions and comply with regulatory requirements.

        Because of the lack of any comprehensive legislative program addressing GHGs, there is continuing uncertainty regarding the further development of federal regulation of GHG-emitting sources. Additionally, more than 20 states, either individually or as part of regional initiatives, have begun taking actions to control and/or reduce GHG emissions primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

        In addition to legislative and regulatory developments, plaintiffs have brought judicial actions under common law theories against greenhouse gas emitting companies in recent years. For example, municipal plaintiffs in Kivalina v. ExxonMobil Corporation, et al, alleged that the defendant corporations' contributions to global warming caused property damage associated with rising sea levels. Although the plaintiffs in Kivalina were ultimately unsuccessful, there is a continuing litigation risk associated with greenhouse gas-emitting activities.

OSHA and Other Laws and Regulation

        We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right- to- know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

        We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013 or 2012. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition or results of operations.

Offices

        We currently lease approximately 31,000 square feet of office space in Austin, Texas at 807 Las Cimas Parkway, Austin, Texas 78746, where our principal offices are located. The primary lease expires in April 2017. We also lease field offices in Canadian, Texas and McAlester, Oklahoma.

Employees

        As of December 31, 2013, we had 91 employees, including 31 technical (geosciences, engineering, land), 22 field operations, 29 corporate (finance, accounting, planning, business development, IT, office management) and 9 management. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services as needed.

Available information

        We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our reports filed with the SEC are made available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "JONE." Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

        Through our website, www.jonesenergy.com, you can access, free of charge, electronic copies of all of the documents that we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports.

Item 1A.    Risk Factors

        Our business involves a high degree of risk. If any of the following risks, or any risks described elsewhere in this Annual Report on Form 10-K, were actually to occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our shares could decline resulting in the loss of part or all of your investment. The risks described below are not the only ones facing us. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect us.

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

        The success of our horizontal drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems, declines in oil, natural gas and NGL prices and/or other factors, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and gas properties and the value of our undeveloped acreage could decline in the future.

Our business requires substantial capital expenditures, and we may be unable to obtain needed capital or financing on satisfactory terms or at all.

        Our exploration, exploitation, development and acquisition activities require substantial capital expenditures. Our total capital expenditures for 2013 were $240 million and our budgeted capital expenditures for 2014 are $350 million. Historically, we have funded development and operating activities primarily through a combination of equity capital raised from a private equity partner and our initial public offering, through borrowings under our bank credit facilities and through internal operating cash flows. We intend to finance the majority of our capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our credit facilities and the issuance of debt and equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

        Approximately 44% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2013. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, declines in commodity prices could cause us to reevaluate our development plans and delay or cancel development. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

  •
  trading prices of futures contracts;

  •
  price and availability of competitors' supplies of oil, natural gas and NGLs;

  •
  technological advances affecting energy consumption;

  •
  the price and availability of alternative fuels; and

  •
  the impact of energy conservation efforts.

        NGLs are made up of ethane, propane, isobutane, butane and natural gasoline, all of which have different uses and different pricing characteristics. NGLs comprised 28% of our 2013 production, and we realized an average price of $33.30 per barrel. An extended decline in NGL prices could materially and adversely affect our future business, financial condition and results of operations.

        Substantially all of our production is sold to purchasers under contracts with market-based prices. Lower oil, natural gas and NGL prices will reduce our cash flows and the present value of our reserves. If oil, natural gas and NGL prices deteriorate, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, may be reduced, which would negatively impact our borrowing ability. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our capital budget. Lower oil, natural gas and NGL prices may also reduce the amount of oil, natural gas and NGLs that we can produce economically. Substantial decreases in oil, natural gas and NGL prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in oil, natural gas or NGL prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

        Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Such impairment may also result in a reduction in proved reserves, thereby increasing future depletion charges per unit of production. We may incur impairment charges and related reductions in proved reserves in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

Our estimated oil, natural gas and NGLs reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any significant inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

        Numerous uncertainties are inherent in estimating quantities of oil, natural gas and NGL reserves. Our estimates of our proved reserve quantities are based upon our reserve report as of December 31, 2013. Reserve estimation is a subjective process of evaluating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact manner. Reserves that are "proved reserves" are those estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions and that relate to projects for which the extraction of hydrocarbons must have commenced or the operator must be reasonably certain will commence within a reasonable time.

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

        You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil, natural gas and NGL reserves. In accordance with SEC requirements, we based the discounted future net cash flows from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodities prices for the preceding 12 months without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

  •
  commodity price hedging and actual prices we receive for oil, natural gas and NGLs;

  •
  actual cost of development and production expenditures;

  •
  the amount and timing of actual development and production; and

  •
  changes in governmental regulations or taxation.

        The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating standardized measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our company or the oil and natural gas industry in general. Prior to the consummation of the IPO, as a limited liability company, we generally were not historically subject to entity-level taxation. Accordingly, our standardized measure for historical periods does not provide for federal or state corporate income taxes because taxable income was passed through to our equity holders. However, upon consummation of the IPO, we became subject to entity-level taxation for federal income tax purposes, and our future income taxes will be dependent upon our future taxable income.

        If oil prices decline by $10.00 per Bbl, then our standardized measure as of December 31, 2013 excluding hedging impacts would decrease approximately $120.0 million. If natural gas prices decline by $1.00 per Mcf, then our standardized measure as of December 31, 2013 excluding hedging impacts would decrease by approximately $108.4 million.

Over 97% of our estimated proved reserves are located in the Anadarko and Arkoma basins in the Texas Panhandle and Oklahoma, making us vulnerable to risks associated with operating in one geographic area.

        Over 97% of our estimated proved reserves as of December 31, 2013 were located in the Anadarko and Arkoma basins in the Texas Panhandle and Oklahoma, approximately 65% of which are being produced from the Cleveland formation from properties located in four contiguous counties of Texas and Oklahoma. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as our properties producing from the Cleveland formation, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations.

        Historically, we have been dependent on a few customers for a significant portion of our revenue. For the year ended December 31, 2013 purchases by our top four customers accounted for approximately 15%, 13%, 13% and 13%, respectively, of our total oil, natural gas and NGL sales. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. To the extent that any of our major purchasers reduces their purchases of oil, natural gas or NGLs or defaults on their obligations to us, our financial condition and results of operations could be adversely affected.

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

  •
  the diversion of management's attention from other business concerns;

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

        The success of any completed acquisition, including the Sabine acquisition, will depend on our ability to integrate effectively the acquired assets into our existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, even if we successfully integrate an acquisition, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices in oil and natural gas industry conditions, risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.

Deficiencies of title to our leased interests could significantly affect our financial condition.

        It is our practice, in acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be acquired. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental or county clerk's office to determine mineral ownership before we acquire an oil and gas lease or other developed rights in a specific mineral interest.

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

        To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, we enter into commodity derivative contracts for a significant portion of our oil, natural gas and NGLs production that could result in both realized and unrealized hedging losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts. For example, some of the commodity derivative contracts we utilize are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil, natural gas and NGLs. In addition, our senior secured revolving credit facility and our second lien term loan facility limit the aggregate notional volume of commodities that can be covered under commodity derivative contracts we can enter into and, as a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. For the years ending December 31, 2014, 2015, 2016 and 2017, approximately 38%, 59%, 69% and 73%, respectively, of our estimated total oil, natural gas and NGL production, based on our reserve report as of December 31, 2013, will not be covered by commodity derivative contracts.

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

        Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty's liquidity, which could impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty's creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. Currently our entire hedge portfolio is hedged directly with banks in our credit agreements, thus allowing hedging without any margin requirements.

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

        In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC's original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. Since that time, the CFTC has reproposed the rule in substantially the same form as the rule that was vacated by the court, but with certain non-substantive changes in response to the court's decision. The CFTC has sought comment on the position limits rule as reproposed, but has yet to issue its final rule. The CFTC also has withdrawn its appeal of the court order vacating the original position limits rule.

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

        From time to time, legislation is introduced that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included repealing many tax incentives and deductions that are currently used by U.S. oil and gas companies and imposing new fees. Among others, proposed changes have included: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical cost amortization period for independent producers; and implementation of a fee on non-producing federal oil and gas leases. The passage of legislation containing some or all of these provisions or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could have a material adverse effect on our business, financial condition and results of operations.

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

        We are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and NGLs, as well as safety matters. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their ultimate effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. The discharge of oil, natural gas, NGLs or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government, and third parties and may require us to incur substantial costs for remediation.

        See "Item 1. Business—Regulations" for a further description of the laws and regulations that affect us.

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

  •
  the Environmental Protection Agency's, or EPA's, community right to know regulations under the Title III of CERCLA and comparable state laws that require that we organize and/or disclose information about hazardous materials used or produced in our operations;

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

  •
  the Migratory Bird Treaty Act, which implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds and, pursuant to which the taking, killing, or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban on operations in affected areas; and

  •
  the Endangered Species Act, or ESA, and analogous state laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species.

        We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to exploration, development and production activities. These laws and regulations may require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, production and product transportation pipelines or other operations; regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier and other protected areas; require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or impose substantial liabilities for spills, pollution or failure to comply with regulatory filing requirements. In addition, these laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where petroleum or hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including laws related to climate change and greenhouse gases, may be adopted in the future. The trend of more expensive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. We are also subject to many other environmental requirements delineated in "Business—Environmental Matters and Regulation."

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing and other oil and gas production activities as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production.

        Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act, or SDWA, in states where EPA is the permitting authority and released guidance in February 2014 on regulatory requirements for companies that plan to conduct hydraulic fracturing using diesel in those states. In addition, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Congress has also considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

        Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations under certain circumstances. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas, or TRRC, and the public of certain information regarding the components of the fluids used in the hydraulic fracturing process. On December 13, 2011, the TRRC finalized regulations requiring public disclosure of chemicals in fluids used in the hydraulic fracturing process for drilling permits issued after February 1, 2012. In addition, on October 20, 2011, Louisiana adopted new regulations for hydraulic fracturing operations in the state. These new regulations require hydraulic fracturing operators to publicly disclose the volume of hydraulic fracturing fluid, the type, trade name, supplier and volume of additives, and a list of chemical compounds contained in the additive, along with its maximum concentration, subject to certain trade secret protections. However, trade secret chemicals must be identified by their chemical family. The mandatory disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based upon allegations that specific chemicals used in the fracturing process could adversely affect the environment. In addition, the Oklahoma Corporation Commission has adopted rules prohibiting water pollution resulting from hydraulic fracturing operations and requiring disclosure of chemicals used in hydraulic fracturing.

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

        There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released its first progress report on this study in December 2012 and expects to release a final draft report for public comment and peer review in 2014. Moreover, the EPA announced on October 20, 2011 that it is launching a study of wastewater resulting from hydraulic fracturing activities and plans to propose pretreatment standards this year. In addition, the U.S. Department of Energy's Natural Gas Subcommittee of the Secretary of Energy Advisory Board conducted a review of hydraulic fracturing issues and practices and made recommendations to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional oil and natural gas resources.

        Also, the U.S. Department of the Interior's Bureau of Land Management, or BLM, is considering rules regarding well stimulation, chemical disclosures and other requirements for hydraulic fracturing on federal and Indian lands. BLM released a proposed rule requiring the disclosure of chemicals used during hydraulic fracturing and addressing drilling plans, water management and wastewater disposal, on federal and Indian lands in May 2012. However, BLM pulled back its proposal in January 2013 after reviewing comments and published an updated proposed rule on May 24, 2013.

        Further, on April 17, 2012, the EPA released final rules to subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs. These rules became effective on October 15, 2012. The EPA rules also include NSPS standards for completions of hydraulically-fractured gas wells. These standards include the reduced emission completion techniques developed in the EPA's Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards will be applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the regulations under NESHAPS include maximum achievable control technology, or MACT, standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. In October 2012, several challenges to the EPA's rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. EPA issued a final rule revising certain aspects of the rules on August 5, 2013. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. We are currently evaluating the effect these rules will have on our business. Additionally, on December 11, 2012, seven states submitted a notice of intent to sue the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from oil and gas sources are appropriate, and, if so, to promulgate performance standards for methane emissions from the oil and gas sector, which was not addressed in the EPA rules that became effective on October 15, 2012. The notice of intent also requested the EPA issue emission guidelines for the control of methane emissions from existing oil and gas sources. Increased regulation and attention given to the hydraulic-fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic-fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale formations, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we produce.

        In December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one rule that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. Since January 2, 2011, the EPA has required new or modified stationary sources that emit GHGs at levels above regulatory and statutory thresholds to apply for a Prevention of Significant Deterioration, or PSD, permit under the Clean Air Act. The EPA set the current regulatory thresholds in its "Tailoring Rule," which was intended to avoid the need for large numbers of relatively small GHG-emitting sources to obtain a permit under the Clean Air Act. The EPA has also indicated that it may revise its Tailoring Rule carbon dioxide equivalent thresholds downward in a future rulemaking, which would likely subject additional stationary sources to GHG permitting requirements.

        The EPA has also proposed GHG New Source Performance Standards under the Clean Air Act for certain electric utility generating units and may propose GHG NSPS for additional source categories in the future. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States. On November 9, 2010, the EPA issued final rules to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities with reporting of GHG emissions from such facilities required on an annual basis. The first reports were due in 2012 for emissions occurring in 2011.

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

        In the event water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

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

        Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce our cash flow available for drilling and place us at a competitive disadvantage. For example, as of December 31, 2013, we had approximately $77 million of total available borrowing capacity under our revolving credit facility, subject to compliance with financial covenants. The impact of a 1.0% increase in interest rates on an assumed borrowing of the full $575 million available under our credit facilities would result in increased annual interest expense of approximately $6.0 million and a corresponding decrease in our net income. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in our cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

We conduct a substantial portion of our operations through farm-outs, areas of mutual interest and other joint development agreements. These agreements subject us to additional risks that could have a material adverse effect on the success of these operations, our financial position and our results of operations.

        We conduct a substantial portion of our operations through joint development agreements with third parties, including ExxonMobil and Vanguard Natural Resources. We may also enter into other joint development agreements in the future. These third parties may have obligations that are important to the success of the joint development agreement, such as the obligation to contribute capital or pay carried or other costs associated with the joint development agreement. The performance of these third party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.

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

The Jones family and Metalmark Capital, our primary private equity investor, control a significant percentage of Jones Energy, Inc.'s voting power and have the ability to take actions that may conflict with your interests.

        As of December 31, 2013, the Jones family and Metalmark Capital held approximately 74.7% of the combined voting power of Jones Energy, Inc. Although the Jones family and Metalmark Capital are entitled to act separately in their own respective interests with respect to their ownership interests in Jones Energy, Inc., the Jones family and Metalmark Capital will have the ability to elect all of the members of our board of directors, and thereby control our management and affairs. In addition, the Jones family and Metalmark Capital have significant influence over all matters that require approval by our stockholders, including mergers and other material transactions.

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

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

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

        In December 2012, we were notified by the Oklahoma Tax Commission that sales tax had not been remitted on tangible property conveyed as part of the sale of a number of oil and gas properties. Consequently, tax expense for periods prior to 2012 was understated. In 2013, we identified Oklahoma regulations regarding the payment of interest on accrued royalties which had not been recorded. We determined the amount of interest payable and recognized additional interest expense which was incorporated into our Consolidated Statements of Operations, as revised. The lack of Oklahoma legal and tax expertise on our staff led to these oversights. Management is reviewing the internal control weakness related to these omissions to determine the proper organizational structure in response.

        Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded company. To comply with the requirements of being a publicly traded company, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance, tax and legal staff. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 will require us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 (except for the requirement for an auditor's attestation report) beginning with our fiscal year ending December 31, 2014. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected. Ineffective internal controls could also subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

        In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

        To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.

        The oil and gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing and distribution activities. For example, we depend on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering and transportation systems, conduct reservoir modeling and reserves estimation and process and record financial and operating data. As an oil and natural gas producer, we face various security threats, including cyber-security threats. Cyber-security attacks in particular are increasing and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although to date we have not experienced any material losses related to cyber-security attacks, we may suffer such losses in the future. Moreover, the various procedures and controls we use to monitor and protect against these threats and to mitigate our exposure to such threats may not be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

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

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits it may receive (or be deemed to receive), and the amounts of such payments could be significant.

        We entered into the Tax Receivable Agreement with JEH LLC and the pre-IPO owners. This agreement generally provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax basis increases resulting from the pre-IPO owners' exchange of JEH LLC Units with JONE for shares of Class A common stock (or resulting from a sale of JEH LLC Units for cash) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.

        The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of JEH LLC. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement by making the termination payment specified in the agreement.

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

        If we elect to terminate the Tax Receivable Agreement early or it is terminated early due to certain mergers or other changes of control, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the Tax Receivable Agreement, which calculation of anticipated future tax benefits will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any JEH LLC Units that the pre-IPO Owners or their permitted transferees own on the termination date are deemed to be exchanged on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations.

        Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The holders of rights under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any pre-IPO Owner will be netted against payments otherwise to be made, if any, to such pre-IPO owner after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The information required by Item 2. is contained in Item 1. Business.

Item 3.    Legal Proceedings

        We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on our financial condition, results of operations or cash flow. With respect to these proceedings, our management believes that we will either prevail, have adequate insurance coverage or have established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to us, there could be a material adverse effect on our financial condition, results of operations and cash flow.

Items 4.    Mine Safety Disclosures

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "JONE."

        The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE for the third and fourth quarters of 2013:

	2013
	High	Low
3rd Quarter(1)	$17.10	$13.60
4th Quarter	18.14	13.15

(1)
Represents the period from July 24, 2013, the date on which our common stock began trading on the NYSE, through December 31, 2013.

        On March 5, 2014, the last sale price of our common stock, as reported on the NYSE, was $15.04 per share. As of March 5, 2014, there were 12,526,580 shares of Class A common stock outstanding held by approximately 6 stockholders of record and 36,836,333 shares of Class B common stock outstanding held by approximately 11 stockholders of record.

Dividend Policy

        We have not paid any dividends and do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our senior secured revolving credit facility and our second lien term loan facility prohibit us from paying dividends.

Stock Performance Graph

        The following stock performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate such information by reference into such a filing. The graph and information is included for historical comparative purposes only and should not be considered indicative of future stock performance.

        The graph compares the cumulative total shareholder return to Jones Energy, Inc.'s common stockholders as compared to the cumulative total returns on the Standard & Poor's 500 index ("the S&P 500 Index") and the Standard and Poor's 500 Oil & Gas Exploration & Production Index ("S&P 500 O&G E&P Index") since the time of our IPO. The graph was prepared assuming $100 was invested in our common stock at its initial public offering price of $15.00 per share and invested in the S&P 500 Index and the S&P 500 O&G E&P Index on July 24, 2013 at the closing price on such date and tracked through December 31, 2013.

Securities Authorized for issuance Under Equity Compensation Plans

        The following table presents the securities authorized for issuance under the Jones Energy, Inc. 2013 Omnibus Incentive Plan (the "LTIP") as of December 31, 2013.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plan approved by security holders(1)	—	—	3,823,420	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,823,420

(1)
Our 2013 Omnibus Incentive Plan (the "LTIP") was approved by our board of directors in July 2013 and took effect on July 29, 2013. The LTIP was also approved by our shareholders at the Annual Meeting of Shareholders on July 10, 2013.

(2)
The LTIP may consist of the following components: restricted stock, stock options, performance awards, restricted stock units, bonus stock awards, stock appreciation rights, cash awards, dividend equivalents, and other share-based awards. The LTIP limits the number of shares that may be delivered pursuant to awards to 3,850,000 shares of our Class A common stock. On August 30, 2013, pursuant to the terms of the LTIP, our board of directors approved an award of 6,645 shares of restricted Class A common stock to each of the four non-employee directors of JONE, or 26,580 shares of restricted stock in the aggregate.

Issuer Purchases of Equity Securities

        None.

Sales of Unregistered Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data of Jones Energy, Inc. and its predecessor for the years ended December 31, 2013, 2012, 2011 and 2010. This information should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Item 8. Financial Statements and Supplementary Data" presented elsewhere in this report.

	Year Ended December 31,
(in thousands except per share data)	2013	2012	2011	2010
Operating revenues
Oil and gas sales	$258,063	$148,967	$167,261	$97,523
Other revenues	1,106	847	1,022	933

Total operating revenues	259,169	149,814	168,283	98,456

Operating costs and expenses
Lease operating	27,781	23,097	21,548	16,296
Production taxes	12,865	5,583	5,333	2,206
Exploration	1,710	356	780	4,208
Depletion, depreciation and amortization	114,136	80,709	68,906	48,008
Impairment of oil and gas properties	14,415	18,821	31,970	10,727
Accretion of discount	608	533	413	490
General and administrative (including non-cash compensation expense)	31,902	15,875	16,679	11,423

Total operating expenses	203,417	144,974	145,629	93,358

Operating income	55,752	4,840	22,654	5,098

Other income (expense)
Interest expense	(30,774)	(25,292)	(21,994)	(12,575)
Net gain (loss) on commodity derivatives	(2,566)	16,684	34,490	23,758
Gain on bargain purchase	—	—	26,208	—
Gain (loss) on sales of assets	(78)	1,162	(859)	8,644

Other income (expense), net	(33,418)	(7,446)	37,845	19,827

Income (loss) before income tax	22,334	(2,606)	60,499	24,925
Income tax provision
Current	85	—	—	—
Deferred	(156)	473	173	145

Total income tax provision	(71)	473	173	145

Net income (loss)	22,405	(3,079)	60,326	24,780
Net income attributable to non-controlling interests	24,591	—	—	—

Net income (loss) attributable to controlling interests	$(2,186)	$(3,079)	$60,326	$24,780

Earnings per share:
Basic and diluted	$(0.17)
Weighted average shares outstanding:
Basic and diluted	12,500
Other Supplementary Data:
EBITDAX(1)	$204,997	$135,741	$127,960	$74,771
Adjusted net income(2)	54,792	29,411	34,894	17,599

(1)
EBITDAX is a non-GAAP financial measure. For a definition of EBITDAX and a reconciliation of EBITDAX to our net income, see "—Non-GAAP Financial Measures" below.

(2)
Adjusted net income is a non-GAAP financial measure. For a definition of adjusted net income and a reconciliation of adjusted net income to our net income, see "—Non-GAAP Financial Measures" below.

	Year Ended December 31,
(in thousands of dollars)	2013	2012	2011	2010
Statement of Cash Flow Data
Net cash flow provided by operating activities	$163,896	$84,550	$120,217	$44,624
Net cash used in investing activities	(383,600)	(337,636)	(318,963)	(90,785)
Net cash provided by financing activities	219,798	270,676	186,322	49,200

Net increase (decrease) in cash	$94	$17,590	$(12,424)	$3,039

	As of December 31,
(in thousands of dollars)	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents	$23,820	$23,726	$6,136	$18,560
Other current assets	106,459	74,886	88,546	49,742

Total current assets	130,279	98,612	94,682	68,302
Property and equipment, net	1,315,995	1,010,742	743,575	495,613
Other long-term assets	41,705	41,332	42,878	21,379

Total assets	$1,487,979	$1,150,686	$881,135	$585,294

Current liabilities	$179,668	$93,421	$108,494	$60,938
Long-term debt	658,000	610,000	415,000	225,000
Other long-term liabilities	26,187	18,865	11,733	14,907
Total stockholders' / members' equity	624,124	428,400	345,908	284,449

Total liabilities and stockholders' / members' equity	$1,487,979	$1,150,686	$881,135	$585,294

Non-GAAP financial measures

        EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.

        We define EBITDAX as earnings before interest expense, income taxes, depreciation, depletion and amortization, exploration expense, gains and losses from derivatives less the current period settlements of matured derivative contracts and the other items described below. EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles, or GAAP. Management believes EBITDAX is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDAX has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from EBITDAX are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of EBITDAX should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of EBITDAX may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Year Ended December 31,
(in thousands of dollars)	2013	2012	2011	2010
Reconciliation of EBITDAX to net income
Net income (loss)	$22,405	$(3,079)	$60,326	$24,780
Interest expense (excluding amortization of deferred financing costs)	28,097	21,748	19,054	10,610
Exploration expense	1,710	356	780	4,208
Income taxes	(71)	473	173	145
Amortization of deferred financing costs	2,677	3,544	2,940	1,965
Depreciation and depletion	114,136	80,709	68,906	48,008
Impairment of oil and natural gas properties	14,415	18,821	31,970	10,727
Accretion expense	608	533	413	490
Other non-cash charges	79	129	(59)	390
Stock compensation expense	10,838	570	1,134	—
Other compensation expense	2,719	—	—	—
Net (gain) loss on derivative contracts	2,566	(16,684)	(34,490)	(23,758)
Current period settlements of matured derivative contracts	5,209	29,783	2,162	5,850
Amortization of deferred revenue	(469)	—	—	—
Gain on bargain purchase	—	—	(26,208)	—
Loss (gain) on sales of assets	78	(1,162)	859	(8,644)

EBITDAX	$204,997	$135,741	$127,960	$74,771

        Adjusted Net Income and Adjusted Earnings per Share are supplemental non-GAAP financial measures that are used by management and external users of the Company's consolidated financial statements.

        We define Adjusted Net Income as net income excluding the impact of certain non-cash items including gains or losses on commodity derivative instruments not yet settled, impairment of oil and gas properties, non-cash compensation expense, and the gain on bargain purchase associated with the Southridge acquisition in 2011. We define Adjusted Earnings per Share as earnings per share plus that portion of the components of adjusted net income allocated to the controlling interests divided by weighted average shares outstanding. We believe adjusted net income and adjusted earnings per share are useful to investors because they provide readers with a more meaningful measure of our profitability before recording certain items for which the timing or amount cannot be reasonably determined. However, these measures are provided in addition to, not as an alternative for, and should be read in conjunction with, the information contained in our financial statements prepared in accordance with GAAP. Our computations of adjusted net income and adjusted earnings per share may not be comparable to other similarly titled measures of other companies.

        The following table provides a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated.

	Year Ended December 31,
(in thousands except per share data)	2013	2012	2011	2010
Net income (loss)	$22,405	$(3,079)	$60,326	$24,780
Net (gain) loss on derivative contracts	2,566	(16,684)	(34,490)	(23,758)
Current period settlements of matured derivative contracts	5,209	29,783	2,162	5,850
Impairment of oil and gas properties	14,415	18,821	31,970	10,727
Non-cash stock compensation expense	10,838	570	1,134	—
Other non-cash compensation expense	2,719	—	—	—
Gain on bargain purchase	—	—	(26,208)	—
Tax impact(1)	(3,360)	—	—	—

Adjusted net income	$54,792	$29,411	$34,894	$17,599

Adjusted net income attributable to non-controlling interests	(51,182)

Adjusted net income attributable to controlling interests	$3,610

Earnings per share (basic and diluted)	$(0.17)
Net (gain) loss on derivative contracts	0.43
Current period settlements of matured derivative contracts	(0.01)
Impairment of oil and gas properties	0.29
Non-cash stock compensation expense	0.02
Other non-cash compensation expense	—
Tax impact	(0.27)
Adjusted earnings per share (basic and diluted)	$0.29

Effective tax rate on net income attributable to controlling interests	36.9%

(1)
In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains "forward-looking statements" that are based on management's current expectations, estimates and projections about our business and operations, and that involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under "Risk Factors," "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this report.

Overview

        Jones Energy, Inc. is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. We have drilled over 645 total wells, including over 460 horizontal wells, since our formation. We optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we believe we are recognized as one of the lowest-cost drilling and completion operators in the Cleveland and Woodford shale formations.

        As of December 31, 2013, our total estimated proved reserves were 89.0 MMBoe, of which 56% were classified as proved developed reserves. Approximately 19% of our total estimated proved reserves as of December 31, 2013 consisted of oil, 37% consisted of NGLs, and 44% consisted of natural gas.

Outlook

        We have identified 2,542 additional gross drilling locations in our areas of operation for 2014 and beyond, which we believe will enable us to drill and develop our resource base for many years. We believe that the commodity pricing environment will remain challenging for 2014, particularly for natural gas and NGLs. However, we believe that our drilling and completion cost efficiencies and our existing drilling inventory position us to continue generating attractive economic rates of return and to seek complementary acquisition and joint development opportunities.

        Our 2013 capital expenditures, excluding acquisitions, totaled $240 million, during which we drilled 97 gross wells. We expect our 2014 capital expenditure budget to be approximately $350 million, $310 million of which is expected to be used to drill and complete wells. The remainder of the 2014 capital expenditure budget is devoted to leasing and other discretionary expenditures. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Assuming current market conditions and drilling success rates comparable to our historical performance, we believe we will be able to fund all of our 2014 budgeted capital expenditures with our cash flow from operations and projected availability under our senior secured revolving credit facility.

        We currently have ten rigs running in our two core areas, eight in the Cleveland and two in the Woodford. We currently expect to allocate our 2014 capital expenditure budget as follows:

2014 Capital Expenditure Budget
(in millions)
Drilling and completion:
Cleveland	$250
Woodford	50
Other	10
Leasing	20
Other activities	20

All properties and activities	$350

        NGLs are made up of ethane, propane, isobutane, butane and natural gasoline, all of which have different uses and different pricing characteristics. Realized monthly pricing for NGLs, which comprised 36% of our 2012 production and 28% of our 2013 production, has recently approached five-year lows, principally due to oversupply in the market. Under our sale contracts in the Anadarko basin, we are generally paid market rates for the NGLs we produce, so the lower pricing has resulted in lower NGL revenues. However, under our sale contracts in the Arkoma Woodford, purchasers of NGLs have the ability to bypass the separate purchase of ethane below specified price thresholds and to purchase the ethane as part of a wet gas stream. Beginning in December 2012, purchasers have made this election and are paying wet natural gas prices for the gas stream produced from our Arkoma Woodford properties, which has resulted in increased natural gas production volumes and higher revenue from the ethane as an incremental energy component of net natural gas than we would receive were it sold separately at current prices. Although these elections can be made on a monthly basis and are entirely outside of our control, we anticipate, based on current forward price curves, that these purchasers will continue their elections to reject ethane and include it as part of the natural gas stream, which would have the effect of increasing our natural gas production volumes and decreasing NGL production volumes, in each case, by the amount of ethane rejected. Ethane constituted approximately 50% and 14% of our Woodford NGL production as of December 31, 2012 and December 31, 2013, respectively. A further or extended decline in NGL prices, or in oil or natural gas prices, could materially and adversely affect our financial position, our results of operations, the quantities of hydrocarbon reserves that we can economically produce and our access to capital.

Basis of Presentation

        We consider and report all of our operations as one segment.

Sources of our revenues

        We derive our revenue from the production and sale of oil, natural gas and NGLs. Our revenues are a function of oil, natural gas, and NGL production volumes sold and average sales prices received for those volumes. We recognize revenues when the product is delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured and evidenced by a contract. Our revenues do not include the effects of our hedging activities and may vary substantially from period to period as a result of changes in production volumes or commodity prices.

Hedging

        Due to the inherent volatility in oil and gas prices, we use commodity derivative instruments, such as collars, swaps and puts to hedge price risk associated with a significant portion of our anticipated oil, natural gas and NGL production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial price protection against declines in oil and gas prices, and may partially limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The only counterparties to our derivatives are current or former lenders under our senior secured revolving credit facility and potential hedge positions are reviewed on a monthly basis. This eliminates potential margin calls in execution and limits our credit exposure to these particular lenders. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income. We record such derivative instruments as assets or liabilities in the statements of financial position. During the year ended December 31, 2013, approximately 79% of our total production for oil, natural gas and NGLs was hedged. As of December 31, 2013, approximately 35% of our total forecasted production from proved reserves through 2018 was hedged, and the notional value of our hedge position was over $680 million. We do not anticipate any substantial changes in our hedging policy.

        Our open positions as of December 31, 2013 were as follows:

	Year Ending December 31,
	2014	2015	2016	2017	2018
Oil positions(1):
Swaps:
Hedged volume (MBbl)	1,773	1,271	946	625	—
Weighted average price ($/Bbl)	$91.12	$89.27	$87.49	$84.92	—
Natural gas positions(2):
Swaps:
Hedged volume (MMcf)	13,940	10,663	8,450	6,860	—
Weighted average price ($/Mcf)	$4.87	$4.89	$5.00	$4.50	—
NGL positions(3):
Swaps:
Hedged volume (MBbl)	1,273	686	238	42	—
Weighted average price ($/Bbl)	$29.27	$32.05	$49.82	$64.39	—
Basis positions(4):
Swaps:
Hedged volume (MMcf)	7,260	4,350	1,000	—	—
Weighted average price ($/Mcf)	$(0.35)	$(0.33)	$(0.28)	—	—

(1)
The oil derivatives are settled based on the month's average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

(2)
The natural gas derivatives are settled based on the NYMEX gas futures price for the calculation period.

(3)
The NGL derivatives are settled based on the month's average daily price of Mont Belvieu and Conway ethane, propane, isobutane, butane and natural gasoline.

(4)
The basis swap derivatives are settled based on the differential between the NYMEX gas futures price and the ANR Pipeline Co. Oklahoma price, the CenterPoint Energy Gas Transmission Co. east price, the Natural Gas Pipeline Co. of America Texok zone price, the Northern Natural Gas Co. demarcation price or the Panhandle Eastern Pipe Line Co. Texas/Oklahoma price.

Principal components of our cost structure

        Lease operating expenses.    These are daily costs incurred to bring oil and natural gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and gas properties. Lease operating expenses include both a portion of costs that are fixed in nature, such as infrastructure costs, as well as variable costs resulting from additional well maintenance and production enhancements. As production increases, our average lease operating expense per barrel of oil equivalent is typically reduced because fixed costs do not increase proportionately with production.

        Exploration.    Exploration expense consists of geological and geophysical costs, seismic costs, amortization of unproved leasehold costs, and the costs to drill exploratory wells that do not find proved reserves.

        Depreciation, depletion and amortization.    Under the successful efforts accounting method that we employ, we capitalize all costs associated with our acquisition, successful exploration, and all development efforts within cost centers classified by producing field. We then systematically expense the costs in each field on a units-of-production basis based on proved oil and natural gas reserve quantities.

We calculate depletion on (i) all capitalized costs, other than the cost of investments in unproved properties and major development projects for which proved reserves cannot yet be assigned, less accumulated amortization; and (ii) the estimated plugging and abandonment costs, net of estimated salvage values. We calculate depreciation on the cost of fixed assets related to our pipelines and other fixed assets over the estimated useful lives.

        Impairment of oil and gas properties.    This is the cost to reduce the carrying value of each field of proved and unproved oil and gas properties to no more than the fair value of the particular field.

        Accretion of discount.    Accretion of discounts are related to our obligation for retirement of oil and gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity.

        General and administrative.    These are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other fees for professional services and legal compliance.

        Interest and other.    The primary component of this line item is the interest paid to lenders. We finance a portion of our working capital requirements and capital expenditures with borrowings under our senior secured revolving credit facility and our second lien term loan facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. This classification also includes the amortization of capitalized loan acquisition costs and bank fees associated with the debt and commitment fees on undrawn portions of our revolving credit facilities.

Results of Operations

        The following table summarizes our revenues, expenses and production data for the periods indicated.

	Years Ended December 31,			Years Ended December 31,
(in thousands of dollars except for production, sales price and average cost data)
	2013	2012	Change	2012	2011	Change
Revenues:
Oil	$145,146	$66,921	$78,225	$66,921	$73,769	$(6,848)
Natural gas	55,511	30,503	25,008	30,503	39,983	(9,480)
NGLs	57,406	51,543	5,863	51,543	53,509	(1,966)

Total oil and gas	258,063	148,967	109,096	148,967	167,261	(18,294)
Other	1,106	847	259	847	1,022	(175)

Total operating revenues	259,169	149,814	109,355	149,814	168,283	(18,469)

Costs and expenses:
Lease operating	27,781	23,097	4,684	23,097	21,548	1,549
Production taxes	12,865	5,583	7,282	5,583	5,333	250
Exploration	1,710	356	1,354	356	780	(424)
Depletion, depreciation and amortization	114,136	80,709	33,427	80,709	68,906	11,803
Impairment of oil and gas properties	14,415	18,821	(4,406)	18,821	31,970	(13,149)
Accretion of discount	608	533	75	533	413	120
General and administrative	31,902	15,875	16,027	15,875	16,679	(804)

Total costs and expenses	203,417	144,974	58,443	144,974	145,629	(655)

Operating income	55,752	4,840	50,912	4,840	22,654	(17,814)

Other income (expenses):
Interest expense	(30,774)	(25,292)	(5,482)	(25,292)	(21,994)	(3,298)
Net gain (loss) on commodity derivatives	(2,566)	16,684	(19,250)	16,684	34,490	(17,806)
Gain on bargain purchase	—	—		—	26,208	(26,208)
Gain (loss) on sales of assets	(78)	1,162	(1,240)	1,162	(859)	2,021

Total other income (expense)	(33,418)	(7,446)	(25,972)	(7,446)	37,845	(45,291)

Income before income tax	22,334	(2,606)	24,940	(2,606)	60,499	(63,105)
Income tax provision	(71)	473	(544)	473	173	300

Net income (loss)	22,405	(3,079)	25,484	(3,079)	60,326	(63,405)
Net income (loss) attributable to non-controlling interests	24,591	—	24,591	—	—	—

Net income (loss) attributable to controlling interests	$(2,186)	$(3,079)	$893	$(3,079)	$60,326	$(63,405)

	Years Ended December 31,			Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Net production volumes:
Oil (MBbls)	1,557	746	811	746	811	(65)
Natural gas (MMcf)	17,575	14,066	3,509	14,066	11,443	2,623
NGLs (MBbls)	1,724	1,773	(49)	1,773	1,215	558
Total (MBoe)	6,210	4,863	1,347	4,863	3,933	930
Average net (Boe/d)	17,014	13,287	3,727	13,287	10,775	2,512
Average sales price, unhedged:
Oil (per Bbl), unhedged	$93.22	$89.71	$3.51	$89.71	$90.96	$(1.25)
Natural gas (per Mcf), unhedged	3.16	2.17	0.99	2.17	3.49	(1.32)
NGLs (per Bbl), unhedged	33.30	29.07	4.23	29.07	44.04	(14.97)
Combined (per Boe) realized, unhedged	41.56	30.63	10.93	30.63	42.53	(11.90)
Average sales price, hedged:
Oil (per Bbl), hedged	$87.86	$87.30	$0.56	$87.30	$99.02	$(11.72)
Natural gas (per Mcf), hedged	3.93	3.76	0.17	3.76	2.48	1.28
NGLs (per Bbl), hedged	33.26	34.22	(0.96)	34.22	46.41	(12.19)
Combined (per Boe) realized, hedged	42.40	36.76	5.64	36.76	41.98	(5.22)
Average costs (per BOE):
Lease operating	$4.47	$4.75	$(0.28)	$4.75	$5.48	$(0.73)
Production taxes	2.07	1.15	0.92	1.15	1.36	(0.21)
Depletion, depreciation and amortization	18.38	16.60	1.78	16.60	17.52	(0.92)
General and administrative	5.14	3.26	1.88	3.26	4.24	(0.98)

Results of Operations—Year ended December 31, 2013 as compared to year ended December 31, 2012

Operating revenues

        Oil and gas sales.    Oil and gas sales increased by $109.1 million (73.2%) to $258.1 million for the year ended December 31, 2013, as compared to $149.0 million for the year ended December 31, 2012. The majority of the increase (69.3%) was due to higher crude oil production volumes with the remainder of the increase being attributable to higher natural gas production volumes combined with higher prices for all products. Average daily production increased 28.0% to 17,014 Boe per day for the year ended December 31, 2013 as compared to 13,287 Boe per day for the year ended December 31, 2012. Crude oil production increased 108.7% from 746 MBbls for the year ended December 31, 2012 to 1,557 MBbls for the year ended December 31, 2013, primarily resulting from the wells acquired from Chalker, which generally have an oil production rate that is higher than our average historical Cleveland wells, combined with an increase in the number of wells drilled in 2013. Natural gas production increased 24.9% from 14,066 MMcf for the year ended December 31, 2012 to 17,575 MMcf for the year ended December 31, 2013, due to new wells added through drilling and the Chalker acquisition. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $89.71 per Bbl to $93.22 per Bbl, or 3.9%, year over year. The average realized natural gas price, excluding the effects of commodity derivative instruments, increased from $2.17 per Mcf to $3.16 per Mcf, or 45.6%, year over year. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $29.07 per Bbl to $33.30 per Bbl, or 14.6%.

Costs and expenses

        Lease operating.    Lease operating expense increased by $4.7 million (20.3%) to $27.8 million for the year ended December 31, 2013, as compared to $23.1 million for the year ended December 31,

2012. The increase occurred in correlation with the 28.0% increase in production volumes. On a per unit basis, lease operating expense decreased by $0.28 per Boe or 5.9%, from $4.75 to $4.47 per Boe, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. On an overall basis, lease operating expense increased due to new wells coming on line and higher compressor and salt water disposal expenses associated with the Chalker wells (as compared to our historical set of wells); however, on a per unit basis, lease operating expense decreased as the Chalker properties have an initial production rate that is higher than our average historical Cleveland well.

        Production taxes.    Production taxes increased by $7.3 million (130.4%) to $12.9 million for the year ended December 31, 2013, as compared to $5.6 million for the year ended December 31, 2012. Overall production taxes increased in conjunction with the 73.2% increase in revenue; however, the average effective rate increased from 3.7% for the year ended December 31, 2012 to 5.0% for the year ended December 31, 2013. Production taxes were at a higher rate during 2013 due to the acquisition and drilling of the Chalker properties in Texas, which imposes a higher initial tax rate (7.5%) than Oklahoma (1%), where many of our other properties are located.

        Exploration.    Exploration expense increased from $0.4 million for the year ended December 31, 2012 to $1.7 million for the year ended December 31, 2013. The increase was related to seismic expenses incurred in the Arkoma.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization increased by $33.4 million (41.4%) to $114.1 million for the year ended December 31, 2013, as compared to $80.7 million for the year ended December 31, 2012. The increase was primarily the result of continued drilling activity and the acquisition of the Chalker properties at the end of 2012. On a per unit basis, depletion expense increased $1.78 per Boe or 10.7% from $16.60 per Boe for the year ended December 31, 2012 as compared to $18.38 per Boe for the year ended December 31, 2013. The per unit increase resulted from the acquisition of the Chalker and Sabine properties, the write off of proved undeveloped reserves attributable to the Southridge joint development agreement, and the higher cost to drill wells in 2013 compared to historical wells. The write-off of the Southridge reserves will increase depletion expense per Boe, provided all other inputs are constant.

        Impairment of oil and gas properties.    We had impairment charges on oil and gas properties of $14.4 million for the year ended December 31, 2013 as compared to impairment charges of $18.8 million for the year ended December 31, 2012. In the fourth quarter of 2013, the Company recorded an impairment charge of $14.4 million related to its unproved Southridge properties. As the Company did not drill the required number of wells by October 31, 2013 necessary to keep its joint development agreement with Southridge in effect, the Company lost its right to drill the undeveloped acreage and associated unproved reserves. In 2012, all of the impairment charges related to inactive fields and minor plays, where the Company did not have any development. None of the 2013 charges were in the Cleveland formation.

        General and administrative.    General and administrative expenses increased by $16.0 million (100.6%) to $31.9 million for the year ended December 31, 2013, as compared to $15.9 million for the year ended December 31, 2012. Of this increase, $10.8 million related to stock compensation expense (of which $9.6 million was related to the immediate vesting of certain shares on the IPO date) and $2.7 million related to a one-time non-cash distribution to management related to the Monarch incentive plan. 2012 includes $0.6 million of stock compensation expense. Excluding these non-cash items, general and administrative expenses increased $3.0 million (19.6%) to $18.3 million for the year ended December 31, 2013, as compared to $15.3 million for the year ended December 31, 2012. The increase in cash general and administrative expense is attributable to an increase in salaries and benefits due to an increase in headcount to support our increased drilling activity, which was partially offset by an increase in overhead reimbursements, and an increase in professional fees incurred as a result of being a public company for a portion of 2013. On a per unit basis, cash general and administrative expenses decreased from $3.15 per Boe for the year ended December 31, 2012 to $2.95 per Boe for the year ended December 31, 2013. The increase in activity resulting from drilling and the acquisition of the Chalker properties significantly increased production (28.0% on a Boe basis) but did not result in a proportional increase in general and administrative expenses.

        Interest and other.    Interest and other financing expenses increased by $5.5 million (21.7%) to $30.8 million for the year ended December 31, 2013, as compared to $25.3 million for the year ended December 31, 2012. Of the total expense, interest paid under our bank debt totaled $26.3 million and $20.6 million for the years ended December 31, 2013 and 2012, respectively. We increased our debt at the end of 2012 to fund the Chalker acquisition. In July 2013, a majority of this was paid down with the proceeds from the initial public offering. At the end of 2013, we increased our debt again to fund the Sabine acquisition. Our average debt outstanding for the year ended December 31, 2013 was $544.9 million as compared to $428.1 million for the year ended December 31, 2012 and the weighted average interest rate incurred on the outstanding borrowings was 4.82% and 4.96%, respectively.

        Gain (loss) on commodity derivatives.    We had a net loss on commodity derivatives of $2.6 million for the year ended December 31, 2013 as compared to a net gain of $16.7 million for the year ended December 31, 2012. The decrease is attributable to increases in crude oil and natural gas prices year over year (crude oil prices averaged $97.97 during 2013 as compared to $94.20 during 2012 and natural gas prices averaged $3.65 in 2013 as compared to $2.79 in 2012) combined with increases in future crude oil prices from 2012 to 2013 as compared to decreases in future crude oil prices from 2011 to 2012. The 12-month forward prices at December 31, 2013 for crude oil averaged $95.66 per Bbl as compared to $93.09 per Bbl at December 31, 2012, while the 12-month forward prices at December 31, 2012 averaged $93.09 per Bbl as compared to $98.77 per Bbl at December 31, 2011.

        Gain (loss) on sales of assets.    The gain on sales of assets decreased from $1.2 million for the year ended December 31, 2012 to a loss of $0.1 million for the year ended December 31, 2013, due to the sale of properties in the North Barnett Shale during the first quarter of 2012 compared with no significant sales of properties in 2013.

        Income taxes.    The provision for income taxes calculated for 2013 reflects our reorganization and recapitalization which occurred in connection with the Company's initial public offering. Following the IPO, the Company is subject to federal and state income and franchise taxes, while only the Texas franchise tax applied to JEH LLC prior to the IPO. The income tax expense decreased from $0.5 million for the year ended December 31, 2012 to a benefit of $0.1 million for the year ended December 31, 2013. The 2012 income tax expense solely reflected the Texas franchise tax liability for JEH LLC. The 2013 income tax benefit included a benefit for federal income taxes reduced by the Texas franchise tax expense. The non-controlling interest was allocated its proportionate share of the Texas franchise tax expense incurred during 2013.

Results of Operations—Year ended December 31, 2012 as compared to year ended December 31, 2011

Operating Revenues

        Oil and gas sales.    Our oil and gas sales decreased by $18.3 million (10.9%) to $149.0 million during the year ended December 31, 2012, as compared to $167.3 million for the year ended December 31, 2011. The revenue decrease was primarily due to lower commodity prices for natural gas and NGLs and lower oil production volumes. Realized average natural gas prices, without derivatives, decreased 37.8% during the year, falling to $2.17 per Mcf in 2012 from $3.49 per Mcf in 2011. Realized average NGL prices, without derivatives, decreased 34.0%, falling to $29.07 per Bbl in 2012 from $44.04 per Bbl in 2011. Oil production declined to 746 MBbls in 2012 from 811 MBbls, a decrease of 8.0%, as we pursued more wet gas prospects in 2012, increasing natural gas and NGL production by 22.9% and 45.9%, respectively.

Costs and Expenses

        Lease operating.    Our lease operating expense increased by approximately $1.6 million (7.4%) to $23.1 million during the year ended December 31, 2012, as compared to $21.5 million for the year ended December 31, 2011. This increase was primarily due to an increase in the number of operated wells due to continued drilling activity. On a per unit basis, lease operating expense decreased $0.73 per Boe to $4.75 per Boe in 2012 from $5.48 per Boe in 2011, due to the emphasis on drilling liquids-rich prospects, which increased the overall productivity of our properties, as the increase in the production of natural gas and NGLs offset the decline in oil production.

        Production taxes.    Our production taxes increased by $0.3 million to $5.6 million (5.7%) during the year ended December 31, 2012, as compared to $5.3 million during the year ended December 31, 2011. Although total revenues decreased, the increase in production tax expense was primarily due to an increase in the backlog of wells at the Railroad Commission of Texas, or TRRC, waiting for approval of tax rate reductions. We currently estimate that we have approximately $1.9 million in pending tax reductions with the TRRC.

        Exploration.    Exploration expenses decreased by $0.4 million to $0.4 million (50.0%) during the year ended December 31, 2012, as compared to the $0.8 million during the year ended December 31, 2011. The decrease was primarily due to no dry hole cost charged to expense in 2012.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization increased by $11.8 million to $80.7 million (17.1%) for the year ended December 31, 2012, as compared to $68.9 million for the year ended December 31, 2011. This was primarily a result of an increase in production and continued drilling activity. On a per unit basis, depletion expense decreased to $16.60 per Boe for 2012, compared to $17.52 per Boe for 2011 as overall production increased.

        Impairment of oil and gas properties.    Our impairment of oil and gas properties decreased by $13.2 million to $18.8 million for the year ended December 31, 2012, as compared to $32.0 million for the year ended December 31, 2011. Our impairment charges relate to inactive fields and minor plays, which we are not currently developing. None of these charges were in the Cleveland or Woodford shale formations. In 2011, impairment charges related to these fields, along with a number of sales of minor properties, significantly reduced the remaining carrying values of these fields, thereby reducing further impairment.

        General and administrative.    Our general and administrative expenses decreased by $0.8 million to $15.9 million (4.8%) during the year ended December 31, 2012, as compared to $16.7 million during the year ended December 31, 2011. The decrease was attributable to decreases in stock compensation expenses and legal expenses in 2012 versus 2011, partially offset by an increase in staff. On a per unit basis, general and administrative expense decreased in 2012 to $3.26 per Boe from $4.24 per Boe, due to an increase in production without a commensurate rise in expense.

        Interest and other.    Our interest and other financing expenses increased by $3.3 million to $25.3 million (15.0%) during the year ended December 31, 2012, as compared to $22.0 million during the year ended December 31, 2011, primarily due to an $81.9 million increase in average outstanding debt for 2012 as compared to the prior year. The increase in average outstanding debt was primarily used to finance the Chalker acquisition and continued drilling activity.

        Gain on commodity derivatives.    Our net gain on commodity derivatives decreased by $17.8 million to $16.7 million during the year ended December 31, 2012, as compared to $34.5 million during the year ended December 31, 2011. The 2012 results include gains attributable to a drop in crude oil prices, compounded by an increase in oil production volumes hedged. The 12-month forward prices at December 31, 2012 for crude oil averaged $93.22 per Bbl, while the 12-month forward prices at December 31, 2011 averaged $98.77 per Bbl. These gains were reduced by higher gas prices, year over year. The 12-month forward prices at December 31, 2012 for natural gas averaged $3.54 per MMBtu, while the 12-month forward prices at December 31, 2011 averaged $3.25 per MMBtu. The 2011 net gain was primarily attributable to a decrease in natural gas prices. The 12-month forward prices at December 31, 2011 for natural gas averaged $3.25 per MMBtu, while the 12-month forward prices at December 31, 2010 averaged $4.55 per MMBtu.

        Gain (loss) on sales of assets.    Our gain (loss) on sales of assets increased from a loss of $0.9 million during the year ended December 31, 2011 to a gain of $1.2 million during the year ended December 31, 2012, primarily due to the sale in 2012 of properties in the North Barnett Shale at a gain compared to less significant sales of properties in 2011.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been private and public sales of our equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at December 31, 2013 reflects a working capital deficit as we use the available balance of the borrowing base under our senior secured revolving credit facility to manage cash flow. The available borrowing base of $77.0 million exceeds the working capital deficit of $49.4 million.

        Our 2014 capital budget will be primarily focused on the development of existing core areas in the Cleveland and Woodford plays through exploitation and development. The ultimate amount of capital we will expend may fluctuate materially based on market conditions, the economic returns being realized and the success of our drilling results as the year progresses. We expect to fund our entire 2014 capital budget with cash flows from operations and borrowings under our senior secured revolving credit facility. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuance of debt and/or equity securities.

        The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil and gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. Because leases covering less than 3% of our core property acreage are set to expire through December 31, 2014, and all but 50 PUD locations currently are held by production, we have the ability to materially decrease our drilling and recompletion budget in response to market conditions with low risk of losing significant acreage. We consistently monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

        The following table summarizes our cash flows for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$163,896	$84,550	$120,217
Net cash used in investing activities	(383,600)	(337,636)	(318,963)
Net cash provided by financing activities	219,798	270,676	186,322

Net increase (decrease) in cash	$94	$17,590	$(12,424)

Cash Flow Provided by Operating Activities

        Net cash provided by operating activities was $163.9 million for the year ended December 31, 2013 as compared to cash provided by operating activities of $84.6 million for the year ended December 31, 2012. The increase in operating cash flows was primarily due to a $109.1 million increase in oil and gas revenues for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in revenue was primarily driven by a 108.7% increase in oil production volumes as a result of drilling and the Chalker acquisition in the fourth quarter of 2012, combined with increases in crude oil and natural gas prices and other volumes. The increase in cash flow was offset by increased capital spending resulting from an increase in drilling activity from four rigs running at December 31, 2012 to ten rigs running at December 31, 2013.

        Net cash provided by operating activities was $84.6 million for the year ended December 31, 2012 as compared to cash provided by operations of $120.2 million for the year ended December 31, 2011. The decrease in operating cash flows in 2012 compared to 2011 was primarily due to the decrease of $18.3 million in revenues year over year on relatively flat operating expenses. While production increased, the 37.8% drop in realized average natural gas prices and the 34.0% decline in realized average NGL prices primarily drove the decrease in revenues. The reduction in net cash provided by operating activities also stemmed from changes in working capital. Receivables from joint interest owners declined $13.1 million due to the Company retaining a higher working interest ownership in wells being drilled and a reduction in the number of active drilling rigs. In addition, oil and gas sales payable decreased $8.4 million.

        Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. For additional information on the impact of changing prices on our financial position, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Cash Flow Used in Investing Activities

        Net cash used in investing activities was $383.6 million for the year ended December 31, 2013 as compared to cash used in investing activities of $337.6 million for the year ended December 31, 2012. The increase was primarily driven by higher capital expenditures which increased $117.5 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to an increase in drilling activity. The increase in capital expenditures was partially offset by the decrease in acquisitions as the purchase price of the Sabine acquisition ($193.5 million) at the end of 2013 was less than that of the Chalker acquisition ($253.5 million) at the end of 2012. Additionally, cash flows from current period settlements of our commodity derivatives instruments decreased by $21.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 as a result of an increase in crude oil and natural gas prices. Finally, we received cash proceeds of $9.2 million from the sale of North Barnett properties in the first quarter of 2012, and experienced no meaningful sales of properties occurring during the year ended December 31, 2013.

        We had net cash used in investing activities of $337.6 million for the year ended December 31, 2012 as compared to cash used in investing of $319.0 million for the year ended December 31, 2011. The increase in cash used in investing activities was primarily related to the Chalker acquisition in 2012 which was larger than the Southridge acquisition in 2011. This incremental acquisition investment was partially offset by a decline in net drilling and equipment expenditures and an increase in gains realized through commodity derivatives in 2012.

        We expect our 2014 capital expenditures to be approximately $350 million, which is a 46% increase over the $240 million incurred for 2013. Expenditures for development and exploration of oil and gas properties are the primary use of our capital resources. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, the degree of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

        Net cash provided by financing activities was $219.8 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $270.7 million for the year ended December 31, 2012. The decrease in cash flows provided by financing activities was primarily due to net borrowings of $47.3 million during 2013 as compared to $185.7 million during 2012. The net proceeds from the initial public offering of our Class A common stock of $172.5 million (net of expenses) in the third quarter of 2013 were used to repay debt of $167.0 million during the year ended December 31, 2013.

        Net cash provided by financing activities was $270.7 million during the year ended December 31, 2012 as compared to cash provided by financing of $186.3 million during the year ended December 31, 2011. The increase in cash flows provided by financing activities was primarily due to an $85.0 million contribution of new equity capital by our existing owners for preferred units. Borrowings under our credit facility, net of repayments, remained relatively unchanged at $185.7 million in 2012 and $186.3 million in 2011.

Credit Facilities

        Senior Secured Revolving Credit Facility.    JEH LLC has a $1 billion senior secured revolving credit facility with Wells Fargo Bank, N.A. as the administrative agent, and a syndicate of lenders. Availability under the senior secured revolving credit facility is subject to a borrowing base, which is currently $575 million. The senior secured revolving credit facility matures in November 2017. As of December 31, 2013, JEH LLC had borrowings of $498 million outstanding under the senior secured revolving credit facility. JEH LLC's obligations under the senior secured revolving credit facility are guaranteed by Jones Energy, Inc. and JEH LLC's domestic subsidiaries and are secured by substantially all of its and their assets (other than equity interests of JEH LLC held by Jones Energy, Inc.).

        The borrowing base under our senior secured revolving credit facility was redetermined by the lenders on December 18, 2013, which was deemed to be the redetermination scheduled for August 1, 2013, and will be redetermined on April 1, 2014 and semi-annually thereafter on February 1 and August 1 of each year. JEH LLC and the administrative agent (acting at the direction of lenders holding at least 66 2/3% of the outstanding loans and letter of credit obligations) may each request one unscheduled borrowing base redetermination between each scheduled redetermination. In addition, the lenders may elect to redetermine the borrowing base upon the occurrence of certain defaults under our material operating agreements or upon the cancellation or termination of certain of our joint development agreements. The borrowing base will also be reduced in certain circumstances as a result of our issuance of unsecured notes by an amount equal to 25% of the principal amount of unsecured notes issued in excess of $400 million, our termination of certain hedging positions and our consummation of certain asset sales.

        If the aggregate outstanding principal amount of the revolving loans under the senior secured revolving credit facility exceeds the borrowing base as a result of a scheduled or interim adjustment of the borrowing base, we must prepay revolving loans in an amount equal to such excess and, if necessary to eliminate such excess, cash collateralize outstanding letters of credit within 90 days following the date the adjustment occurs or the date we receive notice thereof (with at least one-half of the prepayment to be paid or deposited within 45 days following such date). However, if such a borrowing base deficiency results from a permitted disposition of oil and gas properties, we must make such prepayment and/or deposit of cash collateral on the date we receive cash proceeds as a result of such disposition, and if such a borrowing base deficiency results from certain terminations or modifications of hedge positions, we must immediately make such prepayment and/or deposit of cash collateral. Otherwise, all unpaid principal and interest is due at maturity.

        On January 29, 2014, JEH LLC entered into an Eighth Amendment (the "Eighth Amendment") to the senior secured revolving credit facility. The Eighth Amendment amends the senior secured revolving credit facility to, among other things, (1) reduce the commitment fee and interest rate margin applicable to loans under the senior secured revolving credit facility, (2) increase the basket available for issuance of senior unsecured notes from $300 million to $500 million, (3) provide additional flexibility with respect to entrance into derivative arrangements in anticipation of acquisitions of oil and gas properties and (4) provide for a guarantee of JEH LLC's obligations under the senior secured revolving credit facility by Jones Energy, Inc. The foregoing description of the Eighth Amendment is not complete and is qualified by reference to the complete document, which is attached hereto as Exhibit 10.20 and is incorporated herein by reference.

        Interest on loans under our senior secured revolving credit facility is calculated at a base rate (being at JEH LLC's option, either (i) the per annum rate appearing on Reuters Screen LIBOR01 Page, or the LIBO Rate, for the applicable interest period or (ii) the greatest of (x) the prime rate announced by Wells Fargo Bank, N.A., (y) the federal funds rate plus 0.50% and (z) the one-month adjusted LIBO Rate plus 1.00%, plus a margin ranging from 0.50% to 2.50% based on the actual amount borrowed compared to the borrowing amount and the base rate selected. JEH LLC is also required to pay a quarterly commitment fee on the unused portion of the aggregate commitments of the lenders, at a rate per annum of either 0.375% or 0.50%, depending on our utilization of the borrowing base.

        The senior secured revolving credit facility contains various covenants that, among other things, limit our ability to:

  •
  incur indebtedness;

  •
  grant liens on our assets;

  •
  pay dividends or distributions or redeem any of our equity interests, or prepay any of the second lien term loans (with an exception allowing us to repay the second lien term loans from the proceeds of the issuance of senior unsecured notes);

  •
  make certain investments, loans and advances;

  •
  merge into or with or consolidate with any other person, or dispose of all or substantially all of our property to any other person;

  •
  engage in certain asset dispositions;

  •
  enter into transactions with affiliates;

  •
  grant negative pledges or agree to restrict dividends or distributions from subsidiaries;

  •
  allow gas imbalances, take-or-pay or certain other prepayments with respect to oil and gas properties; and

  •
  enter into certain derivative arrangements.

The senior secured revolving credit facility also contains a covenant which restricts the ability of Jones Energy, Inc. to (i) hold any assets, (ii) incur, create, assume, or suffer to exist any debt or any other liability or obligation, (iii) create, make or enter into any investment or (iv) engage in any other activity or operation other than, among other exceptions described therein, its ownership of equity interests in JEH LLC and the activities of a passive holding company and assets and operations incidental thereto (including the maintenance of cash and reserves for the payment of taxes, franchises, and other operational costs and expenses).

        Jones Energy, Inc. and its consolidated subsidiaries are also required under the senior secured revolving credit facility to maintain the following financial ratios:

  •
  a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 4.00 to 1.00 as of the last day of any fiscal quarter; and

  •
  a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

        We believe that we are in compliance with the terms of our senior secured revolving credit facility. If an event of default exists under the credit agreement, the lenders will be able to accelerate the obligations outstanding under the credit agreement and exercise other rights and remedies. Our senior secured revolving credit facility contains customary events of default, including a change of control, as defined in the senior secured revolving credit facility.

        Second Lien Term Loan Facility.    In addition, JEH LLC has a $160 million second lien term loan facility with Wells Fargo Energy Capital, Inc., as the administrative agent, and a syndicate of lenders. The second lien term loan facility matures in May 2018. JEH LLC currently has $160 million in loans outstanding under the second lien facility. An intercreditor agreement governs the relationship between the lenders under the senior secured revolving credit facility and the lenders under the second lien term loan facility.

        The principal amount of the loans borrowed under the second lien term loan facility is due in full on the maturity date. Interest on our second lien term loan facility is calculated at a base rate (being, at JEH LLC's option, either (i) the LIBO Rate for the applicable interest period (but in any event not less than 2.00%) or (ii) the greatest of (x) the prime rate announced by Wells Fargo Bank, N.A., (y) the federal funds rate plus 0.50% and (z) the one-month adjusted LIBO Rate plus 1.00%, plus a margin of either 6.0% or 7.0% based on the base rate selected.

        Our second lien term loan facility contains various restrictive covenants that are similar to those in our senior secured revolving credit facility.

Off-Balance Sheet Arrangements

        At December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
	(dollars in thousands)
Long-term debt obligations	$658,000	$—	$498,000	$160,000	$—
Interest expense	121,556	29,691	86,774	5,090	—
Drilling rig commitments	19,727	19,727	—	—	—
Commodity derivative obligations	10,855	10,665	190	—	—
Operating lease obligations	1,637	586	1,051	—	—
Asset retirement obligations, discounted	10,963	2,590	812	493	7,068

Total	$799,283	$63,259	$586,827	$165,583	$7,068

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. As used herein, the following acronyms have the following meanings: "FASB" means the Financial Accounting Standards Board; the "Codification" refers to the Accounting Standards Codification, the collected accounting and reporting guidance maintained by the FASB; "ASC" means Accounting Standards Codification and is generally followed by a number indicating a particular section of the Codification; and "ASU" means Accounting Standards Update, followed by an identification number, which are the periodic updates made to the Codification by the FASB.

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies.

        Use of Estimates.    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported for the period then ended.

        Reserves.    Reserve estimates significantly impact depreciation and depletion expense and the calculation of potential impairments of oil and gas properties. Under the SEC rules, proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

        Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

        Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

        Reserves were calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month within the twelve-month period ending on the date as of which the applicable estimate is presented. These prices were adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

        Periodic revisions to the estimated reserves and related future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

        Property and Equipment.    Oil and gas producing activities are accounted for using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs, including unsuccessful development wells, are capitalized.

        Unproved Properties—Acquisition costs associated with the acquisition of non-producing leaseholds are recorded as unproved leasehold costs and capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or right in a property, such as a lease in addition to options to lease, broker fees, recording fees and other similar costs related to activities in acquiring properties. Leasehold costs are classified as unproved until proved reserves are discovered, at which time related costs are transferred to proved oil and gas properties.

        Exploration Costs—Exploration costs, other than exploration drilling costs, are charged to expense as incurred. These costs include seismic expenditures and other geological and geophysical costs, amortization of unproved leasehold costs, and lease rentals. The costs of drilling exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending determination of whether the well has discovered proved commercial reserves. If the exploratory well is determined to be unsuccessful, the cost of the well is transferred to expense.

        Proved Oil and Gas Properties—Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering, and storing oil, gas and NGLs are capitalized. All costs incurred to drill and equip successful exploratory wells, development wells, development-type stratigraphic test wells, and service wells, including unsuccessful development wells, are capitalized.

        Impairment—The capitalized costs of proved oil and gas properties are reviewed at least annually for impairment, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group exceeds its fair market value and is not recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows from a producing field to the carrying value of the assets. If the future undiscounted cash flows, based on estimates of anticipated production and future oil and natural gas prices and operating costs, are lower than the carrying cost, the carrying cost of the field assets is reduced to fair value. For our proved oil and gas properties, we estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate.

        Unproved leasehold costs are assessed at least annually to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved leasehold costs may be assessed in the aggregate. If unproved leasehold costs are found to be impaired, an impairment allowance is provided and a loss is recognized in the statement of operations.

        Depreciation, Depletion and Amortization—Depreciation, depletion and amortization, or DD&A, of capitalized costs of proved oil and gas properties is computed using the unit-of-production method based upon estimated proved reserves. Assets are grouped for DD&A purposes on the basis of a reasonable aggregation of properties producing from or expected to be developed in a basin or formation. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves.

        Sales—Sales of significant portions of a proved field are charged to income as incurred. Gain or loss on the sale is recognized to the extent of the difference between the net proceeds received and the remaining carrying value of the properties sold. Proceeds from the sale of insignificant portions of a larger proved field are accounted for as a recovery of costs, thereby reducing the carrying value of the field until such value reaches zero. For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.

        Revenue Recognition.    We recognize oil, gas and NGL revenues when products are delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured (sales method). Oil and natural gas sold is not significantly different from our share of production.

        Derivative Financial Instruments.    We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and NGLs. We record such derivative instruments as assets or liabilities in the statements of financial position (see Note 4, "Fair Value Measurement," in the Notes to Consolidated Financial Statements for further information on fair value). Estimating the fair value of derivative financial instruments requires management to make estimates and judgments regarding volatility and counterparty credit risk. We use net presentation of derivative assets and liabilities when such assets and liabilities are with the same counterparty and allowed under the ISDA trading agreement with such counterparty.

        We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income in the period of the change as "Net gain (loss) on commodity derivatives."

        Share-Based Compensation.    We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated grant-date fair values. Compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value. Prior to our IPO, we were not publicly traded, and did not have a listed price with which to calculate fair value. We have historically and consistently calculated fair value using combined valuation models including an enterprise valuation approach; an income approach, utilizing future discounted and undiscounted cash flows; and a market approach, taking into consideration peer group analysis of publicly traded companies, and when available, actual cash transactions in our common stock.

        Acquisitions.    Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in our statement of operations from the closing date of the acquisition. Purchase prices are allocated to acquired assets and assumed liabilities, if any, based on their estimated fair value at the time of the acquisition. We have historically and consistently calculated fair value using combined valuation models including an enterprise valuation approach; an income approach, utilizing future discounted and undiscounted cash flows; and a market approach, taking into consideration peer group analysis of publicly traded companies.

        Asset Retirement Obligations.    We recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. We measure the fair value of the ARO using expected future cash outflows for abandonment discounted generally at our cost of capital at the time of recognition.

        Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board, or the FASB, issued an Accounting Standards Update, or ASU, that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These disclosure requirements are effective for interim and annual periods beginning after January 1, 2013. We have provided all required disclosures for the periods presented as they pertain to its commodity derivative instruments (see Note 4, "Fair Value Measurement" in Item 8. Financial Statements and Supplementary Data). These disclosure requirements did not affect our operating results, financial position, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Commodity price risk and hedges

        Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at December 31, 2013 was a net asset of $23.4 million.

        As of December 31, 2013, we have hedged approximately 35% of our total forecasted production from proved reserves through December 31, 2018. For information regarding the terms of these hedges, please see "—Basis of presentation—Hedging" above. The production hedged thereby is consistent with the anticipated monthly production levels in the December 31, 2013 reserve report prepared by Cawley Gillespie, which is based on prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in this reserve report, perhaps materially. Please read "Risk factors—Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves."

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

        While we do not typically require our partners, customers and counterparties to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our partners or customers for oil and gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such parties as we deem appropriate under the circumstances. This evaluation may include reviewing a party's credit rating, latest financial information and, in the case of a customer with which we have receivables, their historical payment record, and undertaking the due diligence necessary to determine creditworthiness. The counterparties on our derivative instruments currently in place are lenders under the revolving credit facility with investment grade ratings. We are not permitted under the terms of the revolving credit facility to enter into derivative instruments with counterparties outside of the banks who are lenders under the revolving credit facility. As a result, any future derivative instruments will be with these or other lenders under the revolving credit facility who will also likely carry investment grade ratings.

Interest rate risk

        We are subject to market risk exposure related to changes in interest rates on our indebtedness. The terms of the senior secured revolving credit facility and the second lien term loan provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% on the revolver and 6.0-7.0% on the term loan depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. During the year ended December 31, 2013, borrowings under the senior secured revolving credit facility and second lien term loan bore interest at a weighted average rate of 3.01% and 9.19%, respectively.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary financial data are included in this Annual Report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the previously identified material weakness described below and the insufficient time to test the operational effectiveness of our new processes and controls, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

        Prior to the completion of our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. In previous years, we have not maintained an effective control environment in that the design and execution of our controls has not consistently resulted in effective review of our financial statements and supervision by appropriate individuals. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements. We concluded that these control deficiencies, although varying in severity, constitute a material weakness in our control environment.

        Management has taken steps to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. Since July 2010, we have hired three accounting managers along with a number of degreed staff accountants. This team has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. Likewise, we strengthened our internal control environment through the addition of skilled accounting personnel. We continue to hire incremental qualified staff as needed in conjunction with a comprehensive review of our internal controls and formalization of our review and approval processes. We have designed but not fully implemented new processes and controls to remediate the material weakness identified. There have been no changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of 2013 we initiated our SOX implementation process and hired a consulting firm to assist us in documenting our processes and controls. Initial testing of our controls will commence in the first quarter of 2014. As of December 31, 2013, insufficient time has elapsed to test the operational effectiveness of these new controls, and as such, we are unable to conclude the material weakness has been remediated.

Management's Assessment of Internal Control over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an "emerging growth company" as defined in the JOBS Act. This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the registrant pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the registrant pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the registrant pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the registrant pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information called for by this Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed by the registrant pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report or incorporated by reference:

          (1)   Financial Statements.    Our consolidated financial statements are included under Part II, Item 8 of this Annual Report. For a listing of these statements and accompanying footnotes, see "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

          (2)   Financial Statement Schedules.    All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

          (3)   Exhibits.    The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K.

 EXHIBIT INDEX

Exhibit No.		Description
2.1		Purchase and Sale Agreement by and between Chalker Energy Partners II, LLC, the listed participating owners and Jones Energy Holdings, LLC, dated November 28, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

2.2	*	Purchase and Sale Agreement by and between Sabine Mid-Continent LLC, as seller, and Jones Energy Holdings, LLC, as purchaser, dated as of November 22, 2013.

3.1		Amended and Restated Certificate of Incorporation of Jones Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).

3.2		Amended and Restated Bylaws of Jones Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 30, 2013).

4.1		Form of Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

4.2		Registration Rights and Stockholders Agreement, dated as of July 29, 2013 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.1		Third Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.2		Exchange Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.3		Tax Receivable Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.4	†	Jones Energy, Inc. 2013 Omnibus Incentive Plan, effective as of July 29, 2013 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.5	†	Jones Energy, Inc. Short Term Incentive Plan, effective as of July 29, 2013 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.6	†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2013).

10.7	†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 4, 2013).

10.8	†	Jones Energy, LLC Executive Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2013).

Exhibit No.		Description
10.9	†	Jones Energy Holdings, LLC Monarch Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

10.11		Credit Agreement, dated as of December 31, 2009, among Jones Energy Holdings, LLC, as borrower, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.12		Agreement and Amendment No. 1 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.13		Master Assignment, Agreement and Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.14		Master Assignment, Agreement and Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.15		Agreement and Amendment No. 4 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.16		Master Assignment, Agreement and Amendment No. 5 to Credit Agreement (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.17		Waiver and Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.18		Waiver, Agreement and Amendment No. 7 to Credit Agreement and Amendment to Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 17, 2013).

10.19	*	Borrowing Base Increase Agreement, dated as of December 18, 2013, among Jones Energy Holdings, LLC, as borrower, certain subsidiaries of Jones Energy Holdings, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto.

10.20	*	Agreement and Amendment No. 8 to Credit Agreement dated as of January 29, 2014, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto.

10.21	*	Guarantee and Collateral Agreement, dated as of January 29, 2014, between Jones Energy, Inc., as guarantor, and Wells Fargo Bank, N.A., as administrative agent.

Exhibit No.		Description
10.22		Second Lien Credit Agreement, dated as of December 31, 2009, among Jones Energy Holdings, LLC, as borrower, Wells Fargo Energy Capital, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.23		Agreement and Amendment No. 1 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.24		Agreement and Amendment No. 2 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.25		Agreement and Amendment No. 3 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.26		Agreement and Amendment No. 4 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.27		Agreement and Amendment No. 5 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.28		Waiver and Amendment No. 6 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.29		Waiver, Agreement and Amendment No. 7 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 17, 2013).

21.1	*	List of Subsidiaries of Jones Energy, Inc.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Cawley Gillespie & Associates, Inc.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).

32.1	*	Section 1350 Certification of Jonny Jones (Principal Executive Officer).

32.2	*	Section 1350 Certification of Robert J. Brooks (Principal Financial Officer).

99.1	*	Summary Report of Cawley, Gillespie & Associates, Inc. for reserves as of December 31, 2013

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.		Description

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*—filed herewith

**—furnished herewith

†—Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES ENERGY, INC. (registrant)
Date: March 14, 2014	By:	/s/ JONNY JONES
		Name:	Jonny Jones
		Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ JONNY JONES Jonny Jones	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ MIKE S. MCCONNELL Mike S. McConnell	Director and President	March 14, 2014
/s/ ROBERT J. BROOKS Robert J. Brooks	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2014
/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	March 14, 2014
/s/ GREGORY D. MYERS Gregory D. Myers	Director	March 14, 2014
/s/ HALBERT S. WASHBURN Halbert S. Washburn	Director	March 14, 2014
/s/ ALAN D. BELL Alan D. Bell	Director	March 14, 2014

 GLOSSARY OF OIL AND NATURAL GAS TERMS

        The terms and abbreviations defined in this section are used throughout this Annual Report on Form 10K:

        "AMI"—Area of mutual interest, typically referring to a contractually defined area under a joint development agreement whereby parties are subject to mutual participatory rights and restrictions.

        "Basin"—A large natural depression on the earth's surface in which sediments generally brought by water accumulate.

        "Bbl"—One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or NGLs.

        "Boe"—Barrels of oil equivalent, with 6,000 cubic feet of natural gas being equivalent to one barrel of oil.

        "Boe/d"—Barrels of oil equivalent per day.

        "British thermal unit (BTU)"—The heat required to raise the temperature of one pound of water by one degree Fahrenheit.

        "Completion"—The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

        "Condensate"—Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

        "Developed acreage"—The number of acres that are allocated or assignable to productive wells or wells capable of production.

        "Developed reserves"—Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor when compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        "Development well"—A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

        "Dry hole"—A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production do not exceed production expenses and taxes.

        "Economically producible"—A resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

        "Exploratory well"—A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

        "Farm-in or farm-out"—An agreement under which the owner of a working interest in an oil or natural gas lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interests received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

        "Field"—An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition.

        "Formation"—A layer of rock which has distinct characteristics that differ from nearby rock.

        "Fracture stimulation"—A process whereby fluids mixed with proppants are injected into a wellbore under pressure in order to fracture, or crack open, reservoir rock, thereby allowing oil and/or natural gas trapped in the reservoir rock to travel through the fractures and into the well for production.

        "Gross acres or gross wells"—The total acres or well, as the case may be, in which a working interest is owned.

        "Horizontal drilling"—A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

        "Joint development agreement"—Includes joint venture agreements, farm-in and farm-out agreements, joint operating agreements and similar partnering arrangements.

        "MBbl"—One thousand barrels of oil, condensate or NGLs.

        "MBoe"—One thousand barrels of oil equivalent, determined using the equivalent of six Mcf of natural gas to one Bbl of crude oil.

        "Mcf"—One thousand cubic feet of natural gas.

        "MMBoe"—One million barrels of oil equivalent.

        "MMBtu"—One million British thermal units.

        "MMcf"—One million cubic feet of natural gas.

        "Net acres or net wells"—The sum of the fractional working interest owned in gross acres or gross wells. An owner who has 50% interest in 100 acres owns 50 net acres.

        "Net revenue interest"—An owner's interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

        "Possible reserves"—Additional reserves that are less certain to be recognized than probable reserves.

        "Probable reserves"—Additional reserves that are less certain to be recognized than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered.

        "Productive well"—A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

        "Prospect"—A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is considered to have potential for the discovery of commercial hydrocarbons.

        "Proved developed non-producing"—Hydrocarbons in a potentially producing horizon penetrated by a wellbore, the production of which has been postponed pending installation of surface equipment or gathering facilities, or pending the production of hydrocarbons from another formation penetrated by the wellbore. The hydrocarbons are classified as proved but non-producing reserves.

        "Proved developed reserves"—Proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.

        "Proved reserves"—Reserves of oil and natural gas that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data.

        "Proved undeveloped reserves (PUD)"—Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        "Recompletion"—The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

        "Reserves"—Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date by application of development projects to known accumulations.

        "Reservoir"—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

        "Royalty interest"—An interest in an oil and natural gas property entitling the owner to a share of oil or gas production free of production costs.

        "Spacing"—The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

        "Spud"—The commencement of drilling operations of a new well.

        "Standardized measure of discounted future net cash flows"—The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the regulations of the Securities and Exchange Commission, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses or depreciation, depletion and amortization; discounted using an annual discount rate of 10%.

        "Trend"—A region of oil and/or natural gas production, the geographic limits of which have not been fully defined, having geological characteristics that have been ascertained through supporting geological, geophysical or other data to contain the potential for oil and/or natural gas reserves in a particular formation or series of formations.

        "Unconventional formation"—A term used in the oil and natural gas industry to refer to a formation in which the targeted reservoirs generally fall into one of three categories: (1) tight sands, (2) coal beds, or (3) oil and gas shales. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon-water boundaries that typically define conventional reservoirs. These reservoirs generally require fracture stimulation treatments or other special recovery processes in order to produce economic flow rates

        "Undeveloped acreage"—Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

        "Wellbore"—The hole drilled by the bit that is equipped for oil or gas production on a completed well. Also called well or borehole.

        "Working interest"—The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals and receive a share of the production. The working interest owners bear the exploration, development, and operating costs of the property.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jones Energy, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' / members' equity, and cash flows present fairly, in all material respects, the financial position of Jones Energy, Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 14, 2014

Jones Energy, Inc

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands of dollars)	December 31, 2013	December 31, 2012
Assets
Current assets
Cash	$23,820	$23,726
Restricted Cash	45	—
Accounts receivable, net
Oil and gas sales	51,233	29,684
Joint interest owners	42,481	21,876
Other	1,459	4,590
Commodity derivative assets	8,837	17,648
Other current assets	2,392	1,088
Deferred tax assets	12	—

Total current assets	130,279	98,612
Oil and gas properties, net, at cost under the successful efforts method	1,312,551	1,007,344
Other property, plant and equipment, net	3,444	3,398
Commodity derivative assets	25,398	25,199
Other assets	15,006	16,133
Deferred tax assets	1,301	—

Total assets	$1,487,979	$1,150,686

Liabilities and Stockholders' / Members' Equity
Current liabilities
Trade accounts payable	$89,430	$38,036
Oil and gas sales payable	66,179	45,860
Accrued liabilities	10,805	5,255
Commodity derivative liabilities	10,664	4,035
Deferred tax liabilities	—	61
Asset retirement obligations	2,590	174

Total current liabilities	179,668	93,421
Long-term debt	658,000	610,000
Deferred revenue	14,531	—
Commodity derivative liabilities	190	7,657
Asset retirement obligations	8,373	9,332
Deferred tax liabilities	3,093	1,876

Total liabilities	863,855	722,286

Commitments and contingencies (Note 10)
Stockholders' / members' equity
Members' equity	—	428,400
Class A common stock, $0.001 par value; 12,526,580 shares issued and outstanding	13	—
Class B common stock, $0.001 par value; 36,836,333 shares issued and outstanding	37	—
Additional paid-in-capital	173,169	—
Retained earnings (deficit)	(2,186)	—

Stockholders' / members' equity	171,033	428,400
Non-controlling interest	453,091	—

Total stockholders' / members' equity	624,124	428,400

Total liabilities and stockholders' / members' equity	$1,487,979	$1,150,686

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
(in thousands except per share data)	2013	2012	2011
Operating revenues
Oil and gas sales	$258,063	$148,967	$167,261
Other revenues	1,106	847	1,022

Total operating revenues	259,169	149,814	168,283

Operating costs and expenses
Lease operating	27,781	23,097	21,548
Production taxes	12,865	5,583	5,333
Exploration	1,710	356	780
Depletion, depreciation and amortization	114,136	80,709	68,906
Impairment of oil and gas properties	14,415	18,821	31,970
Accretion of discount	608	533	413
General and administrative (including non-cash compensation expense)	31,902	15,875	16,679

Total operating expenses	203,417	144,974	145,629

Operating income	55,752	4,840	22,654

Other income (expense)
Interest expense	(30,774)	(25,292)	(21,994)
Net gain (loss) on commodity derivatives	(2,566)	16,684	34,490
Gain on bargain purchase	—	—	26,208
Gain (loss) on sales of assets	(78)	1,162	(859)

Other income (expense), net	(33,418)	(7,446)	37,845

Income (loss) before income tax	22,334	(2,606)	60,499
Income tax provision
Current	85	—	—
Deferred	(156)	473	173

Total income tax provision	(71)	473	173

Net income (loss)	22,405	(3,079)	60,326
Net income attributable to non-controlling interests	24,591	—	—

Net income (loss) attributable to controlling interests	$(2,186)	$(3,079)	$60,326

Earnings per share:
Basic and diluted	$(0.17)
Weighted average shares outstanding:
Basic and diluted	12,500

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders' / Members' Equity

Years Ended December 31, 2013, 2012 and 2011

	Common Stock
	Class A		Class B
					Members' Equity	Additional Paid-in- Capital	Retained Deficit	Non-controlling Interest	Total Stockholders' / Members' Equity
(amounts in thousands)	Shares	Value	Shares	Value
Balance at December 31, 2010	—	$—	—	$—	$284,449	$—	$—	$—	$284,449
Stock-compensation expense	—	—	—	—	1,134	—	—	—	1,134
Net income	—	—	—	—	60,326	—	—	—	60,326

Balance at December 31, 2011	—	—	—	—	345,909	—	—	—	345,909
Issuance of Class C preferred units	—	—	—	—	85,000	—	—	—	85,000
Stock-compensation expense	—	—	—	—	570	—	—	—	570
Net income (loss)	—	—	—	—	(3,079)				(3,079)

Balance at December 31, 2012	—	—	—	—	428,400	—	—	—	428,400
Issuance of common stock	12,500	13	36,836	37	—	—	—	—	50
Proceeds from the sale of common stock	—	—	—	—	—	172,431	—	—	172,431
Reclassification of members' contributions	—	—	—	—	(464,037)	—	—	464,037	—
Stock-compensation expense	—	—	—	—	10,100	738	—	—	10,838
Distribution to members	—	—	—	—	(10,000)	—	—	—	(10,000)
Net income	—	—	—	—	35,537	—	(2,186)	(10,946)	22,405

Balance at December 31, 2013	12,500	$13	36,836	$37	$—	$173,169	$(2,186)	$453,091	$624,124

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$22,405	$(3,079)	$60,326
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Exploration expense	—	—	478
Depletion, depreciation, and amortization	114,136	80,709	68,906
Impairment of oil and gas properties	14,415	18,821	31,970
Accretion of discount	608	533	413
Amortization of debt issuance costs	2,677	3,544	2,940
Stock compensation expense	10,838	570	1,134
Other non-cash compensation expense (Note 9)	2,719	—	—
Amortization of deferred revenue	(469)	—	—
Gain on commodity derivatives	2,566	(16,684)	(34,490)
Gain on bargain purchase price	—	—	(26,208)
(Gain) loss on sales of assets	78	(1,162)	859
Deferred income tax provision	(156)	473	173
Other—net	79	129	(59)
Changes in assets and liabilities
Accounts receivable	(41,481)	11,568	(32,593)
Other assets	163	1,873	(3,360)
Accounts payable and accrued liabilities	35,318	(12,745)	49,728

Net cash provided by operations	163,896	84,550	120,217

Cash flows from investing activities
Additions to oil and gas properties	(197,618)	(125,493)	(157,046)
Acquisition of properties	(193,496)	(249,007)	(168,480)
Proceeds from sales of assets	1,607	9,158	6,747
Acquisition of other property, plant and equipment	(1,634)	(969)	(1,735)
Current period settlements of matured derivative contracts	7,586	28,675	1,551
Change in restricted cash	(45)	—	—

Net cash used in investing	(383,600)	(337,636)	(318,963)

Cash flows from financing activities
Proceeds from issuance of long-term debt	220,000	233,243	316,500
Repayment under long-term debt	(172,000)	(38,243)	(126,500)
Payment of debt issuance costs	(683)	(9,324)	(3,678)
Issuance of preferred units	—	85,000	—
Proceeds from sale of common stock, net of expenses of $15.1 million	172,481	—	—

Net cash provided by financing	219,798	270,676	186,322

Net increase (decrease) in cash	94	17,590	(12,424)
Cash
Beginning of period	23,726	6,136	18,560

End of period	$23,820	$23,726	$6,136

Supplemental disclosure of cash flow information
Cash paid for interest	$25,414	$20,759	$18,151
Change in accrued additions to oil and gas properties	41,945	3,355	26,774
Noncash acquisition of oil and gas properties	—	2,918	—
Current additions to ARO	1,516	662	4,077
Noncash distributions to members (Note 9)	10,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Organization

        Jones Energy, Inc. (the "Company") was formed in March 2013 as a Delaware corporation to become a publicly-traded entity and the holding company of Jones Energy Holdings, LLC ("JEH"). As the sole managing member of JEH, Jones Energy, Inc. is responsible for all operational, management and administrative decisions relating to JEH's business and consolidates the financial results of JEH and its subsidiaries.

        JEH was formed as a Delaware limited liability company on December 16, 2009 through investments made by the Jones family and through private equity funds managed by Metalmark Capital and Wells Fargo Energy Capital. JEH acts as a holding company of operating subsidiaries that own and operate assets that are used in the exploration, development, production and acquisition of oil and natural gas properties.

        Pursuant to the terms of a corporate reorganization that was completed in connection with the closing of Jones Energy, Inc.'s initial public offering ("IPO") on July 29, 2013, the pre-IPO owners of JEH converted their existing membership interests in JEH into JEH Units and amended the existing LLC agreement to, among other things, modify its equity capital to consist solely of JEH Units and to admit Jones Energy, Inc. as the sole managing member of JEH. Jones Energy, Inc.'s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. Only Class A common stock was offered to investors pursuant to the IPO. The Class B common stock is held by the pre-IPO owners of JEH and can be exchanged (together with a corresponding number of JEH Units) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holder to one vote on all matters to be voted on by the Company's stockholders generally. As a result of the IPO, the pre-IPO owners retained 74.7% of the total economic interest in JEH, but with no voting rights or management power over JEH, resulting in the Company reporting this ownership interest as a non-controlling interest. Prior to the IPO, JEH owned the controlling interest in the Company; hence all of the net income (loss) earned prior to the IPO date is reflected in the net income (loss) attributable to non-controlling interests on the Consolidated Statement of Operations for the year ended December 31, 2013.

Description of Business

        The Company is engaged in the acquisition, exploration, and production of oil and natural gas properties in the mid-continent United States. The Company's assets are located within two distinct basins in the Texas Panhandle and Oklahoma, the Anadarko Basin and the Arkoma Basin, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

Revision of Previously Issued Financial Statements

        We identified an error in our previously issued financial statements which would have been material to our fourth quarter of 2013 if recorded as an out of period adjustment in such period. Therefore we have revised our Consolidated Statement of Operations for the years ended December 31, 2012 and 2011 to record $0.6 million and $0.8 million, respectively of additional interest expense on obligations that are unrelated to our credit agreements discussed in Note 6. As a result, net income decreased for the years ended December 31, 2012 and 2011 by $0.6 million and $0.8 million,

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Description of Business (Continued)

respectively. The balance sheet impacts of the revision are increases in accrued liabilities and decreases in members' equity of $0.6 million and $1.4 million at December 31, 2011 and 2012, respectively. These revisions had no impact on our net cash provided by operations in our Consolidated Statement of Cash Flows. We have determined that these errors are not material to our consolidated financial statements for the years ended December 31, 2012 and 2011.

2. Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements reported for December 31, 2013, 2012 and 2011, and the years then ended include the Company and all of its subsidiaries.

Segment Information

        The Company operates in one industry segment, which is the exploration, development and production of oil and natural gas, and all of its operations are conducted in one geographic area of the United States.

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

        Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect the Company's estimates of depletion expense, impairment, and the allocation of value in our business combinations. Significant assumptions are also required in the Company's estimates of the net gain or loss on commodity derivative assets and liabilities, fair value associated with business combinations, and asset retirement obligations ("ARO").

Financial Instruments

        Cash, accounts receivable and accounts payable are recorded at cost. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments. The carrying values of outstanding balances under the Company's credit agreements represent fair value because the agreements have variable interest rates, which are reflective of the Company's credit risk. Derivative instruments are recorded at fair value, as discussed below.

Cash

        Cash and cash equivalents include highly liquid investments with a maturity of three months or less. At times, the amount of cash on deposit in financial institutions exceeds federally insured limits.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Management monitors the soundness of the financial institutions and believes the Company's risk is negligible.

Accounts Receivable

        Accounts receivable—Oil and gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—Joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable—Other consist primarily of severance tax refunds due from state agencies. No interest is charged on past-due balances. The Company routinely assesses the recoverability of all material trade, joint interest and other receivables to determine their collectability, and reduces the carrying amounts by a valuation allowance that reflects management's best estimate of the amounts that may not be collected. As of December 31, 2013 and 2012, the Company did not have significant allowances for doubtful accounts.

Concentration of Risk

        Substantially all of the Company's accounts receivable are related to the oil and gas industry. This concentration of entities may affect the Company's overall credit risk in that these entities may be affected similarly by changes in economic and other conditions. As of December 31, 2013, 79% of Accounts receivable—Oil and gas sales are due from 8 purchasers and 77% of Accounts receivable—Joint interest owners are due from 5 working interest owners. As of December 31, 2012, 92% of Accounts receivable—Oil and gas sales were due from 8 purchasers, and 72% of 2012 Accounts receivable—Joint interest owners were due from 5 working interest owners. If any or all of these significant counterparties were to fail to pay amounts due to the Company, the Company's financial position and results of operations could be materially and adversely affected.

Dependence on Major Customers

        The Company maintains a portfolio of crude oil and natural gas marketing contracts with large, established refiners and oil and gas purchasers. During the year ended December 31, 2013, the largest purchasers were PVR Midstream, Unimark LLC, Mercuria, Valero, and Plains Marketing, which accounted for approximately 15%, 13%, 13%, 13% and 6% of consolidated oil and gas sales, respectively. During the year ended December 31, 2012, the largest purchasers were Unimark LLC, Mercuria, PVR Midstream, and Plains Marketing, which accounted for approximately 24%, 18%, 18% and 15% of consolidated oil and gas sales, respectively. During the year ended December 31, 2011, the largest purchasers were Plains Marketing, PVR Midstream, Unimark LLC, and Valero Marketing, which accounted for approximately 27%, 22%, 13% and 9% of consolidated oil and gas sales, respectively.

        Management believes that there are alternative purchasers and that it may be necessary to establish relationships with such new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, management believes that all of the Company's purchasers are credit worthy.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Dependence on Suppliers

        The Company's industry is cyclical, and from time to time, there is a shortage of drilling rigs, equipment, services, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment, services and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, services, supplies or qualified personnel were particularly severe in its areas of operation, the Company could be materially and adversely affected. Management believes that there are potential alternative providers of drilling and completion services and that it may become necessary to establish relationships with new contractors. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in increased availability of drilling rigs or other services, or that they could be obtained on the same terms.

Oil and Gas Properties

        The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at December 31, 2013 and 2012:

(in thousands of dollars)	2013	2012
Mineral interests in properties
Unproved	$114,457	$137,254
Proved	958,816	737,558
Wells and equipment and related facilities	609,748	389,727

	1,683,021	1,264,539
Less: Accumulated depletion and impairment	(370,470)	(257,195)

Net oil and gas properties	$1,312,551	$1,007,344

        Costs to acquire mineral interests in oil and natural gas properties are capitalized. Costs to drill and equip development wells and the related asset retirement costs are capitalized. The costs to drill and equip exploratory wells are capitalized pending determination of whether the Company has discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are charged to expense. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. In 2013, we had no material capitalized costs associated with exploratory wells. As of December 31, 2012, there were no costs capitalized in connection with exploratory wells in progress.

        The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company did not capitalize any interest in 2013 as no projects lasted more than six months. During the year ended December 31, 2012, the Company capitalized $0.1 million in interest. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        On the sale or retirement of a proved field, the cost and related accumulated depletion, depreciation and amortization are eliminated from the field accounts, and the resultant gain or loss is recognized.

        Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves, using the unit conversion ratio of six thousand cubic feet of gas to one barrel of oil equivalent. Depletion of the costs of wells and related equipment and facilities, including capitalized asset retirement costs, net of salvage values, is computed using proved developed reserves. The reserve base used to calculate depreciation, depletion, and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. Depletion of oil and gas properties amounted to $113.3 million, $79.9 million and $68.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company reviews its proved oil and natural gas properties, including related wells and equipment, for impairment by comparing expected undiscounted future cash flows at a producing field level to the net capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future commodity prices, operating costs, and production, are lower than the net capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Due to the significant assumptions associated with the inputs and calculations described, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. The Company incurred impairment charges of $18.8 million and $19.8 million related to its proved oil and natural gas properties and equipment in 2012 and 2011, respectively. No impairments of proved properties were recorded in 2013.

        The Company evaluates its unproved properties for impairment on a property-by-property basis. The Company's unproved property consists of acquisition costs related to its undeveloped acreage. The Company reviews the unproved property for indicators of impairment based on the Company's current exploration plans with consideration given to results of any drilling and seismic activity during the period and known information regarding exploration activity by other companies on adjacent blocks. In the fourth quarter of 2013, the Company recorded an impairment charge of $14.4 million related to its unproved Southridge properties. As the Company did not drill the required number of wells by October 31, 2013 necessary to keep its joint development agreement with Southridge in effect, the Company lost its right to the undeveloped acreage. The Company incurred no impairment charges related to its unproved properties in 2012. In 2011, the Company incurred a $12.2 million impairment charge related to its unproven properties in fields which were not expected to produce natural gas with a sufficiently high liquid content reducing the economic return of those fields. These charges represent nonrecurring Level 3 measurements. Impairment of oil and gas properties charges are recorded on the Consolidated Statement of Operations.

        On the sale of an entire interest in an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Other Property, Plant and Equipment

        Other property, plant and equipment consisted of the following at December 31, 2013 and 2012:

(in thousands of dollars)	2013	2012
Leasehold improvements	$1,060	$983
Furniture, fixtures, computers and software	2,491	2,204
Vehicles	835	719
Aircraft	910	1,295
Other	134	134

	5,430	5,335
Less: Accumulated depreciation and amortization	(1,986)	(1,937)

Net other property, plant and equipment	$3,444	$3,398

        Other property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from three years to ten years. Depreciation and amortization of other property, plant and equipment amounted to $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Oil and Gas Sales Payable

        Oil and gas sales payable represents amounts collected from purchasers for oil and gas sales, which are due to other revenue interest owners. Generally, the Company is required to remit amounts due under these liabilities within 60 days of receipt.

Commodity Derivatives

        The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the years ended December 31, 2013, 2012 and 2011, the Company elected not to designate any of its commodity price risk management activities as cash flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

        Although Jones does not designate its commodity derivative instruments as cash-flow hedges, management uses those instruments to reduce the Company's exposure to fluctuations in commodity prices related to its natural gas and oil production. Net gains and losses, at fair value, are included on the Consolidated Balance Sheet as current or noncurrent assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of commodity derivative contracts are recorded in earnings as they occur and are included in other income (expense) on the Consolidated Statement of Operations. See Note 4, "Fair Value Measurement," for disclosure about the fair values of commodity derivative instruments.

Asset Retirement Obligations

        The Company's asset retirement obligations consist of future plugging and abandonment expenses on oil and natural gas properties. The Company estimates an ARO for each well in the period in which

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

it is incurred based on estimated present value of plugging and abandonment costs, increased by an inflation factor to the estimated date that the well would be plugged. The resulting liability is recorded by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its then-present value each period and the capitalized cost is depleted over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO is classified as current or noncurrent based on the expect timing of payments. A summary of the Company's ARO for the years ended December 31, 2013 and 2012 is as follows:

(in thousands of dollars)	2013	2012
ARO liability at beginning of year	$9,506	$9,563
Liabilities incurred(1)	1,515	662
Accretion of discount	608	596
Liabilities settled due to sale of related properties	(271)	(927)
Liabilities settled due to plugging and abandonment	(702)	(388)
Change in estimate	307	—

ARO liability at end of year	10,963	9,506
Less: Current portion of ARO at end of year	(2,590)	(174)

Total long-term ARO at end of year	$8,373	$9,332

(1)
Includes $824 related to wells acquired (see Note 3, "Acquisition of Properties").

Revenue Recognition

        Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the "sales method" of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.

Production Costs

        Production costs, including compressor rental, pumpers' salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on the Consolidated Statement of Operations.

Exploration Expenses

        Exploration expenses include dry hole costs, lease extensions, delay rentals and geological and geophysical costs.

Income Taxes

        Following its IPO on July 29, 2013, the Company began recording a federal and state income tax liability associated with its status as a corporation. No provision for federal income taxes was recorded

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

prior to the IPO because the taxable income or loss was includable in the income tax returns of the individual partners and members. The Company is also subject to state income taxes. The State of Texas includes in its tax system a franchise tax applicable to the Company and an accrual for franchise taxes is included in the financial statements when appropriate.

        Income taxes are accounted for under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740—Income Taxes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company's policy is to include any interest and penalties recorded on uncertain tax positions as a component of income tax expense. The Company's unrecognized tax benefits or related interest and penalties are immaterial.

Tax Receivable Agreement

        In conjunction with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with JEH and the pre-IPO owners. Upon any exchange of JEH—Units and Class B common stock of the Company held by JEH's pre-IPO owners for Class A common stock of the Company, the TRA provides for the payment by the Company, directly to such exchanging owners, of 85% of the amount of cash savings in income or franchise taxes that the Company realizes as a result of (i) the tax basis increases resulting from the exchange of JEH Units for shares of Class A common stock (or resulting from a sale of JEH Units for cash) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the cash savings. Liabilities under the TRA will be recognized upon the exchange of shares. As of December 31, 2013, there have been no exchanges and no liability is recorded on the Consolidated Balance Sheet.

Comprehensive Income

        The Company has no elements of comprehensive income other than net income.

Statement of Cash Flows

        The Company presents its cash flows using the indirect method.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Related Party Transactions

        In the years ended December 31, 2013, 2012 and 2011, the Company paid an annual administration fee to Metalmark of $0.7 million. This amount was charged to expense. As a result of the IPO, this fee is no longer payable to Metalmark.

        On May 7, 2013, the Company entered into a natural gas sale and purchase agreement with Monarch Natural Gas, LLC, or Monarch, under which Monarch has the first right to gather the natural gas the Company produces from the Chalker properties, process the NGLs from this natural gas production and market the processed natural gas and extracted NGLs. Under the Monarch agreement, the Company is paid a specified percentage of the value of the NGLs extracted and sold by Monarch, based on a set liquids recovery percentage, and the amount received from the sale of the residue gas, after deducting a fixed volume for fuel, lost and unaccounted for gas. For the year ended December 31, 2013, the Company produced approximately 0.8 MMBoe of natural gas and NGLs from the Chalker properties that became subject to the Monarch agreement. The initial term of the agreement runs for 10 years from the effective date of September 1, 2013. At the time the Company entered into the agreement, Metalmark Capital owned approximately 81% of the outstanding equity interests of Monarch. In addition, Metalmark Capital beneficially owns in excess of five percent of the Company's outstanding equity interests and two of our directors, Howard I. Hoffen and Gregory D. Myers, are managing directors of Metalmark Capital. In connection with the Company's entering into the Monarch agreement, Monarch issued to JEH equity interests in Monarch having a deemed value of $15 million. JEH assigned $2.4 million of the Monarch equity interests to Jonny Jones, the Company's chief executive officer and chairman of the board, and reserved $2.6 million of the Monarch equity interests to a benefit plan established for certain of the Company's officers, including Mike McConnell, Robert Brooks and Eric Niccum. The remaining $10 million of Monarch equity was distributed to certain of the pre-IPO owners, which include Metalmark Capital, Wells Fargo, the Jones family entities, and certain of the Company's officers and directors, including Jonny Jones, Mike McConnell, Robert Brooks and Eric Niccum.

Stock Compensation

        JEH implemented a management incentive plan effective January 1, 2010, that provided membership-interest awards in JEH to members of senior management ("management units"). The management unit grants awarded prior to the initial filing of the registration statement in March 2013 had a dual vesting schedule. Sixty percent of the units awarded vested in five equal annual installments, with the remaining 40% vesting upon a company restructuring event, including the IPO. All grants awarded after the initial registration statement have a single vesting structure of five equal annual installments and were valued at the IPO price, adjusted for equivalent shares. Both the vested and unvested management units were converted into JEH Units and shares of Class B common stock at the IPO date. At December 31, 2013, there were 457,150 unvested JEH Units and shares of Class B common stock that will become convertible into a like number of shares of Class A common stock upon vesting.

        Under the Jones Energy, Inc. 2013 Omnibus Incentive Plan, established in conjunction with the Company's IPO, the Company reserved 3,850,000 shares of Class A common stock for director and employee stock-based compensation awards. As of December 31, 2013 no such awards had been issued or granted to any of the Company's employees.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        On September 4, 2013, the Company granted each of the four outside members of the Board of Directors 6,645 shares of restricted Class A common stock under the Jones Energy, Inc. 2013 Omnibus Incentive Plan. The fair value of the restricted stock grants was based on the value of the Company's Class A common stock on the date of grant and is expensed on a straight-line basis over the one-year vesting period.

        Refer to Note 7, "Stock-based Compensation," for additional information regarding the management units and restricted stock awards.

Business Combinations

        For acquisitions of working interests that are accounted for as business combinations, the results of operations are included in the Consolidated Statement of Operations from the date of acquisition. Purchase prices are allocated to assets acquired based on their estimated fair values at the time of acquisition. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value. The fair value of oil and natural gas properties is determined using a risk-adjusted after-tax discounted cash flow analysis based upon significant inputs including: 1) oil and gas prices, 2) projections of estimated quantities of oil and natural gas reserves, including those classified as proved, probable and possible, 3) projections of future rates of production, 4) timing and amount of future development and operating costs, 5) projected reserve recovery factors, and 6) weighted average cost of capital.

Recent Accounting Developments

        The following recently issued accounting pronouncement has been adopted by the Company:

Offsetting Assets and Liabilities

        In December 2011, the Financial Accounting Standards Board ("FASB"), issued authoritative guidance requiring entities to disclose both gross and net information about instruments and transactions eligible for offset arrangement. In January 2013, FASB issued an update to the previously issued guidance with the purpose of clarifying the scope of the disclosures about the offsetting assets and liabilities. The additional disclosures enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. These disclosure requirements are effective for interim and annual periods beginning after January 1, 2013. The Company has provided all required disclosures for the periods presented as they pertain to its commodity derivative instruments (see Note 4, "Fair Value Measurement"). These disclosure requirements did not affect the Company's operating results, financial position, or cash flows.

3. Acquisition of Properties

        On December 18, 2013, JEH closed on the purchase of certain oil and natural gas properties located in Texas and western Oklahoma from Sabine Mid-Continent, LLC, for an adjusted purchase price of $193.5 million (referred to herein as the "Sabine acquisition" or "Sabine"), subject to customary closing adjustments. The acquired assets include both producing properties and undeveloped

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisition of Properties (Continued)

acreage. The purchase was financed with borrowings under the senior secured credit facility. The purchase price was allocated as follows:

(in thousands of dollars)
Oil and gas properties
Unproved	$39,596
Proved	154,724
Asset retirement obligations	(824)

Total purchase price	$193,496

        This acquisition qualified as a business combination under ASC 805. The valuation to determine the fair value was principally based on the discounted cash flows of the producing and undeveloped properties, including projected drilling and equipment costs, recoverable reserves, production streams, future prices and operating costs, and risk-adjusted discount rates reflective of the current market. The determination of fair value is dependent on factors as of the acquisition date and the final adjustments to the purchase price, which when they occur, may result in an adjustment to the value of the acquired properties reflected in the consolidated financial statements. Any such adjustment may be material.

        In connection with the closing, approximately $24 million of the purchase price was placed in an escrow account. This amount represented the allocated value of the Sabine properties that had unresolved title defects claimed by JEH. In the event one or more title defects are not cured by Sabine, the affected property will be reconveyed to Sabine and the Company will receive an amount of cash from the escrow account equal to the allocated value of the reconveyed property. A corresponding adjustment to the allocation of the Sabine purchase price will be made at such time.

        The unaudited pro forma results presented below have been prepared to include the effect of the Sabine acquisition on our results of operations for the year ended December 31, 2013. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on January 1, 2013 or to project our results of operations for any future date or period.

		Year Ended December 31, 2013
	Post Acquisition(1)
(in thousands of dollars)		Pro Forma
	(unaudited)	(unaudited)
Total operating revenue	$1,365	$308,773
Total operating expenses	291	229,648
Operating income	1,074	79,125
Net income	1,074	45,778

(1)
Represents revenues and expenses for the post acquisition period of December 18, 2013 to December 31, 2013 included in the Consolidated Statement of Operations.

        On December 20, 2012, JEH acquired certain oil and natural gas properties located in Texas for a purchase price of $251.9 million (referred to herein as the "Chalker acquisition" or "Chalker"). The acquired assets included both producing properties and undeveloped acreage. The purchase was

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisition of Properties (Continued)

financed with additional equity capital and borrowings under the senior secured credit facility. In the second quarter of 2013, the Company made a final determination with the sellers as to the purchase price adjustments resulting in a final purchase price of $253.5 million. The final purchase price was allocated as follows:

(in thousands of dollars)
Oil and gas properties
Unproved	$71,264
Proved	182,493
Asset retirement obligations	(293)

Total purchase price	$253,464

        This acquisition qualified as a business combination under ASC 805. The valuation to determine the fair value was principally based on the discounted cash flows of the producing and undeveloped properties, including projected drilling and equipment costs, recoverable reserves, production streams, future prices and operating costs, and risk-adjusted discount rates reflective of the current market.

        The unaudited pro forma results presented below have been prepared to include the effect of the Chalker acquisition on our results of operations for the year ended December 31, 2012. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on January 1, 2012 or to project our results of operations for any future date or period.

Year Ended December 31, 2012
(in thousands of dollars)	Pro Forma
(unaudited)
Total operating revenue	$194,685
Total operating expenses	161,053
Operating income	33,632
Net income	25,713

        On April 14, 2011, Jones Energy acquired certain oil and natural gas properties located in Oklahoma for a purchase price of $154.1 million. The acquisition included both producing and undeveloped properties. The purchase was financed with additional borrowings under the senior secured credit facility. The purchase price was allocated as follows:

(in thousands of dollars)
Oil and gas properties	$154,225
Asset retirement obligations	(167)

Total purchase price	$154,058

        This acquisition qualified as a business combination under ASC 805. The Company recorded a total fair value of $180.3 million ($154.1 million for producing properties and $26.2 million for undeveloped property). The total resulted in a bargain purchase gain of $26.2 million, which was recorded in the Consolidated Statement of Operations. The valuation to determine the fair value was

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisition of Properties (Continued)

principally based on the discounted cash flows of the both the producing and undeveloped properties, including projected drilling and equipment costs, recoverable reserves, production streams, future prices and operating costs, and risk-adjusted discount rates reflective of the current market. The recognized gain was the difference between the net fair value and the consideration paid the seller.

        Management believes the bargain purchase gain resulted from the fact that the seller, who retained a 50% ownership interest in the undeveloped properties, benefitted from the Company's available liquidity that would enable accelerated development of the prospect.

        The following income statement line items present the pro forma results as if these properties had been acquired on January 1, 2010:

Year Ended December 31, 2011
(in thousands of dollars)	Pro Forma
(unaudited)
Total operating revenue	$176,884
Total operating expenses	150,197
Operating income	26,687
Net income	62,408

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

        Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value as a result of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have low default rates and equal credit quality. Therefore, an adjustment may be necessary to reflect the quality of a specific counterparty to determine the fair value of the instrument. The Company currently has all derivative positions placed and held by members of its lending group, which have strong credit quality.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurement (Continued)

        Liquidity valuation adjustments are necessary when the Company is not able to observe a recent market price for financial instruments that trade in less active markets. Exchange traded contracts are valued at market value without making any additional valuation adjustments; therefore, no liquidity reserve is applied.

Valuation Hierarchy

        Fair value measurements are grouped into a three-level valuation hierarchy. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the input that requires the highest degree of judgment in the determination of the instrument's fair value. The three levels are defined as follows:

Level 1	Pricing inputs are based on published prices in active markets for identical assets or liabilities as of the reporting date. The Company does not classify any of its financial instruments in Level 1.
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
Level 3
Pricing inputs include significant inputs that are generally unobservable from objective sources. The Company classifies natural gas liquid swaps and basis swaps for which future pricing is not readily available as Level 3. The Company obtains estimates from independent third parties for its open positions and subjects those to the credit adjustment criteria described above.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurement (Continued)

        The financial instruments carried at fair value as of December 31, 2013 and 2012, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

	December 31, 2013
	Fair Value Measurements Using
(in thousands of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Commodity Price Hedges
Current assets	$—	$8,837	$—	$8,837
Long-term assets	—	25,967	(569)	25,398
Current liabilities	—	10,188	476	10,664
Long-term liabilities	—	—	190	190

	December 31, 2012
	Fair Value Measurements Using
(in thousands of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Commodity Price Hedges
Current assets	$—	$17,648	$—	$17,648
Long-term assets	—	24,756	443	25,199
Current liabilities	—	2,992	1,043	4,035
Long-term liabilities	—	6,739	918	7,657

        The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company's commodity derivative contracts as of December 31, 2013.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity Price Hedges	Fair Value	Valuation Technique	Unobservable Input	Range
Natural gas liquid swaps	$(1,235)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$9.24 - $83.06 per barrel

        Significant increases/decreases in natural gas liquid futures in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the years ended December 31, 2013 and 2012. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurement (Continued)

changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)
Balance at January 1, 2012, net	$(2,083)
Purchases	(2,352)
Settlements	—
Transfers to Level 2	2,370
Transfers to Level 3	834
Changes in fair value	(288)

Balance at December 31, 2012, net	(1,519)
Purchases	(1,095)
Settlements	(210)
Transfers to Level 2	(753)
Changes in fair value	2,342

Balance at December 31, 2013, net	$(1,235)

        Transfers from Level 3 to Level 2 represent all of the Company's natural gas basis swaps for which observable forward curve pricing information has become readily available. In 2012, transfers to Level 3 represented natural gas liquid swaps or basis swaps that were classified as Level 2 in 2011 but due to the unavailability of forward prices in 2012, were classified as Level 3 in 2012. The purchases represent natural gas liquid swaps that the Company entered into in 2013 that do not have observable forward curve pricing information.

Offsetting Assets and Liabilities

        As of December 31, 2013, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under our credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

        Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurement (Continued)

        We adopted the guidance requiring disclosure of both gross and net information about financial instruments eligible for netting in the balance sheet under our derivative agreements. The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012:

(in thousands of dollars)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
December 31, 2013
Commodity derivative contracts
Assets	$38,071	$(6,035)	$32,036	$2,199	$34,235
Liabilities	(14,347)	6,035	(8,312)	(2,542)	(10,854)
December 31, 2012
Commodity derivative contracts
Assets	$49,200	$(7,831)	$41,369	$1,478	$42,847
Liabilities	(17,928)	7,831	(10,097)	(1,595)	(11,692)

Nonfinancial Assets and Liabilities

        Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and gas property acquired include the Company's estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. Additionally, fair value is used to determine the inception value of the Company's AROs. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company's ARO represent a nonrecurring Level 3 measurement.

        The Company reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. No significant impairment charges on the Company's proved properties were recorded during the year ended December 31, 2013. During 2012 and 2011, unamortized capitalized costs of certain properties were higher than their expected undiscounted future cash flows due primarily to downward reserve revisions, drilling of marginal or uneconomic wells, or development dry holes in certain producing fields. As a result, the Company recorded charges of $18.8 million and $19.8 million during the years ended December 31, 2012 and 2011, respectively.

        Additionally, the Company reviews its unproved properties for indicators of impairment based on the Company's current exploration plans. In the fourth quarter of 2013, the Company recorded an impairment charge of $14.4 million related to the Southridge properties. As the Company did not drill the required number of wells by October 31, 2013 necessary to keep its joint development agreement with Southridge in effect, the Company lost its right to the undeveloped acreage and associated reserves. The Company incurred no impairment charges related to its unproved properties in 2012. In

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurement (Continued)

2011, the Company incurred a $12.2 million impairment charge related to its unproven properties in fields which were not expected to produce natural gas with a sufficiently high liquid content. With low natural gas prices during that period, the lack of natural gas liquids reduced the economic return of those fields and as a result, the Company had no intentions to continue development of those fields.

        Impairment charges are recorded on the Consolidated Statement of Operations. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the Company's estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. As such, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement.

5. Derivative Instruments and Hedging Activities

        The Company had various commodity derivatives in place to offset uncertain price fluctuations that could affect its future operations as of December 31, 2013 and 2012, as follows:

Hedging Positions

	December 31, 2013
		Low	High	Weighted Average	Final Expiration
Oil swaps	Exercise price	$81.70	$102.84	$89.03
	Barrels per month	29,000	161,613	96,149	December 2017
Natural gas swaps	Exercise price	$3.88	$6.90	$4.26
	mmbtu per month	510,000	1,290,000	830,275	December 2017
Basis swaps	Contract differential	$(0.43)	$(0.11)	$(0.34)
	mmbtu per month	320,000	690,000	467,037	March 2016
Natural gas liquids swaps	Exercise price	$6.72	$95.24	$32.98
	Barrels per month	2,000	118,000	46,646	December 2017

	December 31, 2012
		Low	High	Weighted Average	Final Expiration
Oil swaps	Exercise price	$81.00	$104.45	$89.60
	Barrels per month	24,000	143,116	89,323	December 2017
Natural gas swaps	Exercise price	$3.52	$6.90	$4.96
	mmbtu per month	430,000	1,110,000	767,053	December 2017
Basis swaps	Contract differential	$(0.65)	$(0.03)	$(0.31)
	mmbtu per month	320,000	850,000	484,615	March 2016
Natural gas liquids swaps	Exercise price	$6.72	$97.13	$33.81
	Barrels per month	2,000	144,973	55,616	December 2017

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Derivative Instruments and Hedging Activities (Continued)

        The Company recognized a net loss on derivative instruments of $2.6 million for the year ended December 31, 2013 and net gains of $16.7 million and $34.5 million for the years ended December 31, 2012 and 2011, respectively.

6. Long-Term Debt

        The Company entered into two credit agreements dated December 31, 2009, with Wells Fargo Bank N.A, the Senior Secured Revolving Credit Facility (the "Revolver") and the Second Lien Term Loan (the "Term Loan") which were subsequently amended on November 18, 2011, November 5, 2012, December 20, 2012, June 12, 2013, December 18, 2013 and January 29, 2014. In connection with the November 2012 amendment, the maturity date of the Revolver was extended to November 5, 2017 and the maturity date of the Term loan was extended to May 5, 2018. In connection with the June 2013 amendment, the borrowing base on the Revolver was increased to $500.0 million and subsequently increased to $575.0 million on December 18, 2013 in conjunction with the Sabine acquisition. The Company's oil and gas properties are pledged as collateral against these credit agreements.

        Terms of the Revolver require the Company to pay interest on the loan on the earlier of the London InterBank Offered Rate (LIBOR) tranche maturity date or three months, with the entire principal and interest due on the loan maturity date. Borrowings may be drawn on the principal amount up to the maximum available credit amount. Interest on the Revolver is calculated at a base rate (LIBOR or prime), plus a margin of 0.50% to 2.50% based on the actual amount borrowed compared to the borrowing base amount and the base rate selected. For the year ended December 31, 2013, the average interest rate under the Revolver was 3.01% on an average outstanding balance of $384.9 million. For the year ended December 31, 2012, the average interest rate under the Revolver was 3.30% on an average outstanding balance of $306.8 million.

        Terms of the Term Loan require the Company to pay interest on the loan every three months with the principal and interest due on the loan maturity date of May 5, 2018. Interest on the Term Loan is calculated at a base rate (LIBOR, prime, or federal funds), plus a margin of 6% to 7% based on the base rate selected. As of December 31, 2013, the average interest rate was 9.19% on an average outstanding balance of $160.0 million. As of December 31, 2012, the average interest rate was 9.16% on an average outstanding balance of $121.3 million.

        Total interest and commitment fees under the two facilities were $27.0 million, $21.2 million and $18.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In connection with the IPO, the Company used the net proceeds to repay outstanding borrowings under the Revolver of $167.0 million.

        The Revolver and Term Loans are categorized as Level 3 in the valuation hierarchy as the debt is not publicly traded and no observable market exists to determine the fair value; however, the carrying value of the Revolver and Term Loans approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to the Company for those periods.

        The Revolver and Term Loans include covenants that require, among other things, restrictions on asset sales, distributions to members, and additional indebtedness, and the maintenance of certain financial ratios, including leverage, proven reserves to debt, and current ratio. The Company was in compliance with these covenants at December 31, 2013.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stock-based Compensation

        JEH granted membership-interest awards in JEH to members of senior management ("management units") under a management incentive plan prior to the IPO. These awards had various vesting schedules, and a portion of the management units vested in a lump sum at the IPO date. Both the vested and unvested management units were converted into JEH Units and shares of Class B common stock at the IPO date. As of December 31, 2013, there were 457,150 unvested JEH Units and shares of Class B common stock. The Units/shares will become convertible into a like number of shares of Class A common stock upon vesting. The following table summarizes information related to the Units/shares held by management:

	JEH Units	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2013	710,767	$3.62
Granted	911,654	$15.00
Forfeited	(167,239)	$3.62
Vested	(998,032)	$9.96

Unvested at December 31, 2013	457,150	$12.46

        Stock compensation expense associated with the management units for the years ended December 31, 2013, 2012 and 2011 was $10.7 million, $0.6 million and $1.1 million, respectively, and is included in general and administrative expenses on the Company's Consolidated Statement of Operations.

        On September 4, 2013, the Company granted restricted stock awards to non-employee members of the Board of Directors. Each of the four directors was awarded 6,645 restricted shares of Class A common stock, contingent on the director serving as a director of the Company for a one-year service period from the date of grant. The fair value of the awards was based on the value of the Company's Class A common stock on the date of grant. The total value of the awards to the directors is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2013	—	—
Granted	27	$15.05
Forfeited	—	—
Vested	—	—

Unvested at December 31, 2013	27	$15.05

        Stock compensation expense associated with the Board of Directors awards for the year ended December 31, 2013 was $0.1 million and is included in general and administrative expenses on the Company's Consolidated Statement of Operations.

8. Earnings per Share

        Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of Class A common stock outstanding during the period. Class B common stock is not included in the calculation of earnings per share

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Earnings per Share (Continued)

because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. On September 4, 2013 (the "grant date"), the Company granted to its directors restricted shares of Class A common stock, which vest on the first anniversary of the grant date. In accordance with ASC 260, Earnings Per Share, awards of nonvested shares shall be considered outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. For the year ended December 31, 2013, the directors' restricted shares of Class A common stock were excluded from the diluted calculation, as their inclusion would have been anti-dilutive as the Company was in a net loss position. The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the year ended December 31, 2013. Net income (loss) and the weighted average number of shares of Class A common stock outstanding is based on the actual days in which the shares were outstanding for the period from July 29, 2013, the closing date of the IPO, to December 31, 2013.

(in thousands, except per share data)	December 31, 2013
Income (numerator):
Net income (loss) attributable to controlling interests	$(2,186)
Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock—basic and diluted	12,500

Earnings (loss) per share:
Basic and diluted	$(0.17)

Anti-dilutive restricted shares of Class A common stock	27

9. Monarch Investment

        On May 7, 2013, the Company entered into a marketing agreement with Monarch Natural Gas, LLC ("Monarch"), a company related through common ownership, for the sale to Monarch of natural gas produced from certain properties. In connection with that agreement, Monarch issued to the Company equity interests in its parent, Monarch Natural Gas Holdings, LLC, having an estimated fair value of $15.0 million. Contemporaneous with the execution of the marketing agreement and the issuance of the equity interests, the Company distributed 67% or $10 million of the Monarch equity interests to the Company's owners pro rata based on equity contributions and approximately 16% of the interests to a member of management. The remaining approximately 17% of the equity interests were reserved for distribution to management through an incentive plan. The Company recognized $0.3 million of compensation expense during the year ended December 31, 2013 in connection with the incentive plan. In addition, the Company recorded deferred revenue of $15.0 million which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of production sales to Monarch. The Company amortized $0.5 million of the deferred revenue balance during the year ended December 31, 2013 and is recorded in other revenues on the Company's Consolidated Statement of Operations.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Lease obligations

        The Company leases approximately 31,000 square feet of office space in Austin, TX under an operating lease arrangement. Future minimum payments for noncancellable operating leases extending beyond one year at December 31, 2013 are as follows:

(in thousands of dollars)
Years Ending December 31,
2014	$586
2015	482
2016	458
2017	147
Thereafter	—

$1,673

        Rent expense under operating leases was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company believes that the final disposition of such current matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

11. Benefit Plans

        The Company established a 401(k) tax-deferred savings plan (the "Plan") for the benefit of employees. The Plan is a defined contribution plan and the Company may match a portion of employee contributions. For the years ended December 31, 2013 and 2012, $0.3 million and $0.2 million were contributed, respectively, to the Plan.

        In 2013, the Company established a 409A tax-deferred savings plan for the benefit of key employees. This plan is a defined contribution plan, and the Company may match a portion of employee contributions. For the year ended December 31, 2013, the Company made a negligible contribution to this plan.

12. Income Taxes

        Following its IPO, the Company began recording a federal and state income tax liability associated with its status as a corporation. Prior to the IPO, the Company only recorded a provision for Texas franchise tax as the Company's taxable income or loss was includable in the income tax returns of the individual partners and members.

        The Company will recognize a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

franchise tax expense. The following table summarizes the tax provision for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Current tax expense
Federal	$85	$—	$—
State	—	—	—

Total current expense	85	—	—

Deferred tax expense (benefit)
Federal	(1,260)	—	—
State	1,104	473	173

Total deferred expense (benefit)	(156)	473	173

Total tax expense (benefit)	(71)	473	173

Tax benefit attributable to controlling interests	(1,223)	—	—
Tax expense attributable to non-controlling interests	1,152	473	173

Total tax expense (benefit)	$(71)	$473	$173

        For the years ended December 31, 2012 and 2011, the reported taxes relate solely to the Texas franchise tax liability of JEH.

        A reconciliation of the Company's provision for income taxes as reported and the amount computed by multiplying income before taxes, less non-controlling interest, by the U.S. federal statutory rate of 35%:

(in thousands of dollars)	December 31, 2013
Provision calculated at federal statutory income tax rate:
Net income before taxes	$22,334
Statutory rate	35%

Income tax expense computed at statutory rate	7,817
Less: Non-controlling interests	(9,009)

Income tax benefit attributable to controlling interests	(1,192)
State and local income taxes, net of federal benefit	(49)
Other	18

Tax benefit attributable to controlling interests	(1,223)
Tax expense attributable to non-controlling interests	1,152

Total income tax benefit	$(71)

        For the years ended December 31, 2012 and 2011, the calculation is not applicable as the Company was not subject to federal income taxes prior to the IPO.

Jones Energy, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The Company is subject to federal, state and local income and franchise taxes. As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the Company for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

        Significant components of the Company's deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
(in thousands of dollars)	2013	2012
Deferred tax assets
Investment in consolidated subsidiary JEH	$526	$—
Net operating loss	649	—
Alternative minimum tax credits	86	—
State deferred tax asset	52	—

Total deferred tax assets	1,313	—

Deferred tax liabilities
State deferred tax liability	3,093	1,936

Total deferred tax liabilities	3,093	1,936

Net deferred tax assets (liabilities)	(1,780)	(1,936)
Valuation allowance	—	—

Net deferred tax assets (liabilities)	$(1,780)	$(1,936)

        The Company has a federal net operating loss carry-forward totaling $1.8 million and state net operating loss carry-forward of $0.4 million, both expiring in 2033. No valuation allowance has been recorded as management believes that there is sufficient future taxable income to fully utilize its deferred tax assets. This future taxable income will arise from reversing temporary differences due to the excess of the book carrying value of oil and gas properties over their corresponding tax basis. The Company may elect to capitalize intangible drilling costs, rather than expensing these costs, in order to prevent an operating loss carry-forward from expiring unused.

        Separate federal and state income tax returns are filed for Jones Energy, Inc. and Jones Energy Holdings, LLC. JEH's Texas franchise tax returns are subject to audit for 2009, 2010, 2011, and 2012. The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any other major taxing jurisdiction.

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2013 and December 31, 2012 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company's unrecognized tax benefits were not material.

 Jones Energy, Inc.
Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Costs Incurred

        Costs incurred for oil and gas property acquisitions, exploration and development for the last three years are as follows:

(in thousands of dollars)	2013	2012	2011
Property acquisitions:
Unproved	$51,266	$69,725	$—
Proved	142,230	182,200	168,480
Exploration	1,710	356	780
Development	240,412	125,493	156,628
Asset retirement costs	1,822	662	418

Total costs incurred	$437,440	$378,436	$326,306

Capitalized Costs

        Capitalized costs for our oil and gas properties consisted of the following at the end of each of the following years:

(in thousands)	2013	2012
Unproved properties	$114,457	$137,254
Proved properties	1,568,564	1,127,285

	1,683,021	1,264,539
Accumulated depletion and impairment	(370,470)	(257,195)

Net capitalized costs	$1,312,551	$1,007,344

Reserves

        Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and gas reserves (including natural gas liquids) is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time.

        The following tables set forth the Company's total proved reserves and the changes in the Company's total proved reserves. These reserve estimates are based in part on reports prepared by Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie"), independent petroleum engineers, utilizing data compiled by us. In preparing its reports, Cawley Gillespie evaluated properties representing all of the Company's proved reserves at December 31, 2013, 2012 and 2011. The Company's proved reserves are located onshore in the United States. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with production history. Accordingly, these estimates are subject to change as additional information becomes available. Proved reserves are the estimated quantities of natural gas, natural gas liquids and oil that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in future years from known oil and natural gas reservoirs under existing economic conditions, operating methods and government regulations at the end of the respective years. Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)
Estimated Proved Reserves
December 31, 2010	5,991	9,953	108,634	34,050
Extensions and discoveries	2,419	7,881	50,310	18,685
Production	(811)	(1,215)	(11,438)	(3,932)
Purchases of minerals in place	378	18,182	117,489	38,142
Sales of minerals in place	(114)	(201)	(2,688)	(763)
Revisions of previous estimates	(423)	6	(17,728)	(3,372)

December 31, 2011	7,440	34,606	244,579	82,810

Extensions and discoveries	286	1,766	11,727	4,007
Production	(742)	(1,770)	(13,980)	(4,842)
Purchases of minerals in place	6,056	5,799	36,842	17,995
Sales of minerals in place	(8)	(53)	(309)	(113)
Revisions of previous estimates	(492)	(5,602)	(50,779)	(14,557)

December 31, 2012	12,540	34,746	228,080	85,300

Extensions and discoveries	3,786	5,710	39,799	16,129
Production	(1,557)	(1,724)	(17,575)	(6,210)
Purchases of minerals in place	3,275	4,418	35,023	13,530
Sales of minerals in place	—	—	583	97
Revisions of previous estimates	(1,356)	(10,235)	(49,262)	(19,801)

December 31, 2013	16,688	32,915	236,648	89,045

Revision of previous estimates

        For the year ended December 31, 2013, the Company had net negative revisions of 19,801 MBoe, of which 15,518 MBoe was related to the expiration of the Company's JDA with Southridge. The remaining net negative revisions of 4,283 MBoe were due to a combination of production performance in the Cleveland and Woodford, prices and other changes.

        For the year ended December 31, 2012, the Company had net negative revisions of 14,557 MBoe primarily due to the removal of certain proved undeveloped reserves in the Atoka formation, production performance in the Woodford formation and decreased gas prices in the Cleveland.

        For the year ended December 31, 2011, the Company had net negative revisions of 3,372 MBoe primarily due to the removal of certain proved undeveloped reserves in the Granite Wash, Cleveland, and Atoka formations due to decreased gas prices. This was partially offset by the addition of certain proved undeveloped reserves in the more liquid-rich area of the Cleveland formation due to increased oil prices.

	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)
Estimated Proved Reserves
December 31, 2011
Proved developed	2,535	14,020	110,433	34,961
Proved undeveloped	4,905	20,586	134,146	47,849

Total proved reserves	7,440	34,606	244,579	82,810

December 31, 2012
Proved developed	4,262	16,320	110,956	39,075
Proved undeveloped	8,278	18,426	117,124	46,225

Total proved reserves	12,540	34,746	228,080	85,300

December 31, 2013
Proved developed	7,129	19,101	139,623	49,501
Proved undeveloped	9,559	13,814	97,025	39,544

Total proved reserves	16,688	32,915	236,648	89,045

(1)
Barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or natural gas liquids.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

        The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries—Oil and Gas (Topic 932). The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil and gas reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance.

        In reviewing the information that follows, the following factors should be taken into account:

  •
  future costs and sales prices will probably differ from those required to be used in these calculations;

  •
  actual production rates for future periods may vary significantly from the rates assumed in the calculations;

  •
  future tax rates, deductions and credits are calculated under current laws, which may change in future years;

  •
  a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil and natural gas revenues.

        Under the standardized measure, future cash inflows were estimated by using the average of the historical unweighted first-day-of-the-month prices of oil and natural gas for the prior twelve month periods ended December 31, 2013, 2012 and 2011. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development and production costs based on year-end costs in order to arrive at net cash flows. Use of a 10% discount rate, first-day-of-the-month prices and year-end costs are required by ASC 932.

        In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

        The standardized measure of discounted future net cash flows from the Company's estimated proved oil and natural gas reserves follows:

(in thousands)	2013	2012	2011
Future cash inflows	$3,213,718	$2,746,767	$3,279,260
Less related future:
Production costs	(734,974)	(612,054)	(648,035)
Development costs	(549,343)	(529,692)	(556,302)
Income tax expenses	(129,497)	—	—

Future net cash flows	1,799,904	1,605,021	2,074,923
10% annual discount for estimated timing of cash flows	(859,395)	(823,001)	(1,159,116)

Standardized measure of discounted future net cash flows	$940,509	$782,020	$915,807

        A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved natural gas and crude oil reserves follows:

(in thousands)	2013	2012	2011
Balance, beginning of period	$782,020	$915,807	$354,507
Net change in sales and transfer prices, net of production expenses	77,280	(336,855)	133,740
Changes in estimated future development costs	(9,706)	67,495	3,391
Sales and transfers of oil and gas produced during the period	(224,739)	(119,931)	(139,600)
Net change due to extensions and discoveries	239,844	37,723	298,299
Net change due to purchases of minerals in place	149,619	197,740	230,687
Net change due to sales of minerals in place	(337)	(1,578)	(10,969)
Net change due to revisions in quantity estimates	(168,438)	(144,901)	(48,425)
Previously estimated development costs incurred during the period	110,783	99,513	83,287
Net change in income taxes	(76,965)	—	—
Accretion of discount	59,621	91,581	35,451
Other	1,527	(24,574)	(24,561)

Balance, end of period	$940,509	$782,020	$915,807

Supplemental Quarterly Financial Information (Unaudited)

        Following is a summary of the Company's results of operations by quarter for the years ended December 31, 2013 and 2012.

	2013
(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$55,480	$64,526	$68,851	$70,312	$259,169
Operating income	18,047	20,251	12,095	5,359	55,752
Net income (loss)	(1,452)	48,417	(15,483)	(9,077)	22,405
Net income (loss) attributable to non-controlling interests			(14,623)	(7,751)	24,591
Net loss attributable to controlling interests			(860)	(1,326)	(2,186)
Basic and diluted earnings per share			$(0.07)	$(0.11)	$(0.17)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$42,797	$31,354	$31,935	$43,728	$149,814
Operating income (loss)	12,989	1,852	(324)	(9,677)	4,840
Net income (loss)	15,323	26,803	(24,527)	(20,678)	(3,079)

Supplemental Quarterly Financial Information (Unaudited)

        We identified an error in our previously issued financial statements which would have been material to our fourth quarter of 2013 if recorded as an out of period adjustment in such period. Therefore, we have revised our Supplemental Quarterly Financial Information for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 to reflect additional interest expense on obligations that are unrelated to our credit agreements discussed in Note 6. These revisions had the effect of:

  •
  decreasing net income (loss) by $0.1 million, $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million, and $0.3 million for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, respectively;

  •
  decreasing net income (loss) attributable to non-controlling interests by $0.2 million, for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013; and

  •
  decreasing net loss attributable to controlling interests by $39 thousand for the quarter ended September 30, 2013.

        We have determined that these errors are not material to any of our previously issued interim or annual consolidated financial statements, therefore, no restatements have been made to the 2013 quarterly financial statements included in our previously filed Form 10-Qs for this matter. Additionally, revisions to the three month period ended March 31, 2013, the three and six month periods ended June 30, 2013 and the three and nine month periods ended September 30, 2013 will be made when they are next filed in the Company's quarterly financial statements on Form 10-Q for the quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, respectively.