Form 10-Q
period 2014-06-30
Jones Energy, Inc.
filed 2014-08-08
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

On August 1, 2014, the Registrant had 12,526,580 shares of Class A common stock outstanding and 36,813,731 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

ii

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands of dollars)	2014	2013

Assets
Current assets
Cash	$31,791	$23,820
Restricted cash	97	45
Accounts receivable, net
Oil and gas sales	78,238	51,233
Joint interest owners	30,080	42,481
Other	1,824	16,782
Commodity derivative assets	5,408	8,837
Other current assets	3,098	2,392
Deferred tax assets	12	12
Total current assets	150,548	145,602
Oil and gas properties, net, at cost
under the successful efforts method	1,449,765	1,297,228
Other property, plant and equipment, net	3,591	3,444
Commodity derivative assets	10,584	25,398
Other assets	20,307	15,006
Deferred tax assets	1,766	1,301
Total assets	$1,636,561	$1,487,979
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$87,978	$89,430
Oil and gas sales payable	81,703	66,179
Accrued liabilities	31,038	10,805
Commodity derivative liabilities	20,761	10,664
Asset retirement obligations	2,870	2,590
Total current liabilities	224,350	179,668
Long-term debt	250,000	658,000
Senior notes	500,000	—
Deferred revenue	14,004	14,531
Commodity derivative liabilities	9,904	190
Asset retirement obligations	9,245	8,373
Deferred tax liabilities	3,696	3,093
Total liabilities	1,011,199	863,855
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.001 par value; 12,548,878 shares issued and 12,526,580 shares outstanding at June 30, 2014 and 12,526,580 shares issued and outstanding at December 31, 2013	13	13
Class B common stock, $0.001 par value; 36,814,035 and 36,836,333 shares issued and outstanding at June 30, 2014 and December 31, 2013	37	37
Treasury stock, at cost: 22,298 Class A shares at June 30, 2014 and 0 shares at December 31, 2013	(352)	—
Additional paid-in-capital	174,555	173,169
Retained earnings (deficit)	(2,160)	(2,186)
Stockholders’ equity	172,093	171,033
Non-controlling interest	453,269	453,091
Total stockholders’ equity	625,362	624,124
Total liabilities and stockholders’ equity	$1,636,561	$1,487,979

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars except per share data)	2014	2013	2014	2013

Operating revenues
Oil and gas sales	$105,795	$64,300	$203,663	$119,559
Other revenues	595	226	971	447
Total operating revenues	106,390	64,526	204,634	120,006
Operating costs and expenses
Lease operating	12,378	6,201	22,391	11,546
Production taxes	5,174	3,182	9,936	5,634
Exploration	191	479	3,012	605
Depletion, depreciation and amortization	43,211	26,922	82,556	52,023
Accretion of discount	197	166	367	263
General and administrative (including non-cash compensation expense)	6,537	7,325	11,798	11,637
Total operating expenses	67,688	44,275	130,060	81,708
Operating income	38,702	20,251	74,574	38,298
Other income (expense)
Interest expense	(14,767)	(8,092)	(22,810)	(16,279)
Net gain (loss) on commodity derivatives	(33,698)	36,555	(50,948)	25,172
Gain (loss) on sales of assets	1	(45)	67	25
Other income (expense), net	(48,464)	28,418	(73,691)	8,918
Income (loss) before income tax	(9,762)	48,669	883	47,216

Income tax provision (benefit)	(578)	252	679	251
Net income (loss)	(9,184)	48,417	204	46,965
Net income (loss) attributable to non-controlling interests	(7,537)	—	178	—
Net income (loss) attributable to controlling interests	$(1,647)	$48,417	$26	$46,965

Earnings per share:
Basic	$(0.13)		$0.00
Diluted	$(0.13)		$0.00
Weighted average shares outstanding:
Basic	12,500		12,500
Diluted	12,530		12,521

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statement of Changes In Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional			Total
	Class A		Class B		Class A		Paid-in-	Retained	Non-controlling	Stockholders’
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity

Balance at December 31, 2013	12,500	$13	36,836	$37	—	$—	$173,169	$(2,186)	$453,091	$624,124
Stock-compensation expense	—	—	—	—	—	—	1,386	—	—	1,386
Treasury stock	—	—	(22)	—	22	(352)	—	—	—	(352)
Net income	—	—	—	—	—	—	—	26	178	204
Balance at June 30, 2014	12,500	$13	36,814	$37	22	$(352)	$174,555	$(2,160)	$453,269	$625,362

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2014	2013

Cash flows from operating activities
Net income	$204	$46,965
Adjustments to reconcile net income to net cash provided by operating activities
Exploration expense	2,983	—
Depletion, depreciation, and amortization	82,556	52,023
Accretion of discount	367	263
Amortization of debt issuance costs	5,282	1,327
Accrued interest expense	7,612	689
Stock compensation expense	1,386	473
Other non-cash compensation expense	253	2,465
Amortization of deferred revenue	(526)	—
Net loss (gain) on commodity derivatives	50,948	(25,172)
Gain on sales of assets	(67)	(25)
Deferred income taxes	138	217
Other - net	40	310
Changes in assets and liabilities
Accounts receivable	(13,365)	(17,456)
Other assets	(85)	(2,885)
Accounts payable and accrued liabilities	17,581	7,616
Net cash provided by operations	155,307	66,810

Cash flows from investing activities
Additions to oil and gas properties	(229,582)	(63,545)
Net adjustments to purchase price of properties acquired	13,681	—
Proceeds from sales of assets	67	423
Acquisition of other property, plant and equipment	(639)	(290)
Current period settlements of matured derivative contracts	(11,255)	7,267
Change in restricted cash	(52)	—
Net cash used in investing	(227,780)	(56,145)

Cash flows from financing activities
Proceeds from issuance of long-term debt	60,000	—
Repayment under long-term debt	(468,000)	(5,000)
Proceeds from senior notes	500,000
Purchases of treasury stock	(352)	—
Payment of debt issuance costs	(11,204)	(25)
Net cash provided by (used in) financing	80,444	(5,025)
Net increase in cash	7,971	5,640

Cash
Beginning of period	23,820	23,726
End of period	$31,791	$29,366

Supplemental disclosure of cash flow information
Cash paid for interest	$9,348	$13,818
Cash paid for income taxes	155	—
Change in accrued additions to oil and gas properties	7,218	26,312
Current additions to ARO	844	263
Deferred offering costs	—	3,479
Noncash distribution to members	—	10,000

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

Revision of Previously Issued Financial Statements

In conjunction with our year-end audit and the preparation of our annual Form 10-K, we identified an error in our previously issued financial statements which would have been material to our fourth quarter of 2013 if recorded as an out of period adjustment in such period. We recorded the adjustments on a quarterly basis in prior periods and therefore, have revised our Consolidated Statement of Operations for the three and six months ended June 30, 2013 to record $0.2 million and $0.4 million, respectively, of additional interest expense on obligations that are unrelated to our credit agreements discussed in Note 6.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

2.                            Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements reported for June 30, 2014, and the three and six month periods then ended include the Company and all of its subsidiaries.

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

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands of dollars)	2014	2013

Mineral interests in properties
Unproved	$95,799	$99,134
Proved	975,173	958,816
Wells and equipment and related facilities	831,328	609,748
	1,902,300	1,667,698
Less: Accumulated depletion and impairment	(452,535)	(370,470)
Net oil and gas properties	$1,449,765	$1,297,228

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Costs to acquire mineral interests in oil and natural gas properties are capitalized. Costs to drill and equip development wells and the related asset retirement costs are capitalized. The costs to drill and equip exploratory wells are capitalized pending determination of whether the Company has discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are charged to expense. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. During the six months ended June 30, 2014 we had no material capitalized costs associated with exploratory wells.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company did not capitalize any interest during the six months ended June 30, 2014 as no projects lasted more than six months. Depletion of oil and gas properties amounted to $43.0 million and $82.0 million for the three and six months ended June 30, 2014, respectively, and $26.7 million and $51.6 million for the three and six months ended June 30, 2013, respectively.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(in thousands of dollars)	2014	2013

Leasehold improvements	$1,116	$1,060
Furniture, fixtures, computers and software	3,003	2,491
Vehicles	903	835
Aircraft	910	910
Other	134	134
	6,066	5,430
Less: Accumulated depreciation and amortization	(2,475)	(1,986)
Net other property, plant and equipment	$3,591	$3,444

Other property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from three years to ten years. Depreciation and amortization of other property, plant and equipment amounted to $0.2 million and $0.5 million during the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2013, respectively.

Commodity Derivatives

The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the six month periods ended June 30, 2014 and 2013, the Company elected not to designate any of its commodity price risk management activities as cash-flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

cash settlements under the related contracts. Changes in the fair value of commodity derivative contracts are recorded in earnings as they occur and are included in other income (expense) on the Consolidated Statement of Operations. See Note 4, “Fair Value Measurement,” for disclosure about the fair values of commodity derivative instruments.

Asset Retirement Obligations

The Company’s asset retirement obligations consist of future plugging and abandonment expenses on oil and natural gas properties.

A summary of the Company’s ARO for the six months ended June 30, 2014 is as follows:

(in thousands of dollars)
Balance at December 31, 2013	$10,963

Liabilities incurred	844
Accretion of discount	367
Liabilities settled due to sale of related properties	(38)
Liabilities settled due to plugging and abandonment	(55)
Change in estimate	34

Balance at June 30, 2014	12,115

Less: Current portion of ARO	(2,870)

Total long-term ARO at June 30, 2014	$9,245

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Tax Receivable Agreement

In conjunction with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with JEH and the pre-IPO owners. Upon any exchange of JEH units and Class B common stock of the Company held by JEH’s pre-IPO owners for Class A common stock of the Company, the TRA provides for the payment by the Company, directly to such exchanging owners, of 85% of the amount of cash savings in income or franchise taxes that the Company realizes as a result of (i) the tax basis increases resulting from the exchange of JEH Units for shares of Class A common stock (or resulting from a sale of JEH Units for cash) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of the cash savings. Liabilities under the TRA will be recognized upon the exchange of shares. As of June 30, 2014, there had been no exchanges that resulted in a material liability.

Stock Compensation

JEH had a management incentive plan that provided membership-interest awards in JEH to members of senior management (“management units”). The management unit grants awarded prior to the initial filing of the registration statement in March 2013 had a dual vesting schedule. Sixty percent of the units awarded vested in five equal annual installments, with the remaining 40% vesting upon a company restructuring event, including the IPO. All grants awarded after the initial registration statement but prior to the IPO have a vesting structure of either three or five equal annual installments and were valued at the IPO price, adjusted for equivalent shares. Both the vested and unvested management units were converted into JEH Units and shares of Class B common stock at the IPO date.

Under the Jones Energy, Inc. 2013 Omnibus Incentive Plan, established in conjunction with the Company’s IPO, the Company reserved 3,850,000 shares of Class A common stock for director and employee stock-based compensation awards.

In September 2013, the Company granted each of the four outside members of the Board of Directors 6,645 shares of restricted Class A common stock under the Jones Energy, Inc. 2013 Omnibus Incentive Plan. The fair value of the restricted stock awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the one-year vesting period.

In May 2014, the Company granted performance unit and restricted stock unit awards to certain officers and employees under the Jones Energy, Inc. 2013 Omnibus Incentive Plan. The fair value of the performance units was based on the grant date fair value (using a Monte Carlo simulation model) and is expensed on a straight-line basis over the applicable three-year performance period. The number of shares of common stock issuable upon vesting of the performance unit awards ranges from zero to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. The fair value of the restricted stock unit awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable three-year vesting period.

Refer to Note 7, “Stock-based Compensation,” for additional information regarding the management units, performance units, and restricted stock unit awards.

Recent Accounting Developments

There are no recent accounting developments applicable to the Company as of June 30, 2014.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

3.                            Acquisition of Properties

No property acquisitions that would qualify as a business combination occurred during the six months ended June 30, 2014.

On December 18, 2013, JEH closed on the purchase of certain oil and natural gas properties located in Texas and western Oklahoma from Sabine Mid-Continent, LLC, for an initial purchase price of $193.5 million (referred to herein as the “Sabine acquisition” or “Sabine”), subject to customary closing adjustments. The acquired assets include both producing properties and undeveloped acreage. The purchase was financed with borrowings under the senior secured credit facility.

During the quarter ended June 30, 2014, the Company made a final determination with the sellers as to the purchase price resulting in a final purchase price of $177.8 million. The amount of the total purchase price allocated to undeveloped oil and gas properties was reduced by these adjustments. The adjustments were retroactively applied to our December 31, 2013 Consolidated Balance Sheet as a reduction to oil and gas properties and an increase in receivables. The adjusted purchase price is allocated as follows:

(in thousands of dollars)

Oil and gas properties
Unproved	$31,587
Proved	147,024
Asset retirement obligations	(824)
Total purchase price	$177,787

This acquisition qualified as a business combination under ASC 805. The valuation to determine the fair value was principally based on the discounted cash flows of the producing and undeveloped properties, including projected drilling and equipment costs, recoverable reserves, production streams, future prices and operating costs, and risk-adjusted discount rates reflective of the current market. The determination of fair value is dependent on factors as of the acquisition date and the final adjustments to the purchase price.

The unaudited pro forma results presented below have been prepared to give the effect of the acquisition on our results of operations for the three and six months ended June 30, 2013. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had been completed on January 1, 2013 or to project our results of operations for any future date or period.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(in thousands of dollars)	Actual	Pro Forma	Actual	Pro Forma

Total operating revenue	$64,526	$77,704	$120,006	$147,372
Total operating expenses	44,275	52,413	81,708	90,889
Operating income	20,251	25,291	38,298	56,483
Net income	48,417	53,457	46,965	65,150

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

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

Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value because of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have low default rates and equal credit quality. Therefore, an adjustment may be necessary to reflect the quality of a specific counterparty to determine the fair value of the instrument. The Company currently has all of its derivative positions placed and held by members of its lending group, which have strong credit quality.

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

The financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

	June 30, 2014
(in thousands of dollars)	Fair Value Measurements
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	$—	$5,408	$—	$5,408
Long-term assets	—	10,584	—	10,584
Current liabilities	—	19,336	1,425	20,761
Long-term liabilities	—	9,002	902	9,904

	December 31, 2013
(in thousands of dollars)	Fair Value Measurements
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	$—	$8,837	$—	$8,837
Long-term assets	—	25,967	(569)	25,398
Current liabilities	—	10,188	476	10,664
Long-term liabilities	—	—	190	190

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of June 30, 2014.

(in thousands of dollars)	Quantitative Information About Level 3 Fair Value Measurements
Commodity Price Hedges	Fair Value	Valuation Technique	Unobservable Input	Range

Natural gas liquid swaps	$(2,327)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures prices	$9.56 - $80.96 per barrel

Significant increases/decreases in natural gas liquid futures in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the six months ended June 30, 2014. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)

Balance at December 31, 2013, net	$(1,235)
Purchases	(953)
Settlements	—
Transfers to Level 2	(147)
Transfers to Level 3	—
Changes in fair value	8
Balance at June 30, 2014, net	$(2,327)

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Transfers from Level 3 to Level 2 represent all of the Company’s natural gas liquids and basis swaps for which observable forward curve pricing information has become readily available. Transfers to Level 3 represent hedges that were previously considered Level 2 but due to the unavailability of forward prices at the valuation date were classified as Level 3 as of June 30, 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	June 30, 2014		December 31, 2013
(in thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt:
Revolver	$250,000	$250,000	$498,000	$498,000
Term Loan	—	—	160,000	160,000
Senior Notes due 2022	500,000	530,000	—	—

The Revolver is categorized as Level 3 in the valuation hierarchy as the debt is not publicly traded and no observable market exists to determine the fair value; however, the carrying value of the Revolver approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available to the Company for those periods.

The fair value of the 2022 Notes is based on pricing that is readily available in the public market. Accordingly, the 2022 Notes would be classified as Level 2 in the valuation hierarchy as the pricing is based on quoted market prices for similar debt securities in active markets.

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

The Company reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. Accordingly, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. The Company assessed its unproved properties for impairment as of June 30, 2014 and no impairments were noted. In the event of an impairment, charges are recorded on the Consolidated Statement of Operations. No impairment charges on the Company’s proved properties were recorded during the six months ended June 30, 2014.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

5.                            Derivative Instruments and Hedging Activities

The Company had various commodity derivatives in place to offset uncertain price fluctuations that could affect its future operations as of June 30, 2014 and December 31, 2013, as follows:

Hedging Positions

	June 30, 2014
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$81.70	$101.86	$88.49
	Barrels per month	29,000	151,175	87,311	December 2017

Natural gas swaps	Exercise price	$3.88	$6.90	$4.83
	mmbtu per month	510,000	1,420,000	815,790	December 2017

Basis swaps	Contract differential	$(0.43)	$(0.11)	$(0.31)
	mmbtu per month	320,000	890,000	501,905	March 2016

Natural gas liquids swaps	Exercise price	$6.72	$95.24	$39.91
	Barrels per month	2,000	168,800	60,619	December 2017

	December 31, 2013
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$81.70	$102.84	$89.03
	Barrels per month	29,000	161,613	96,149	December 2017

Natural gas swaps	Exercise price	$3.88	$6.90	$4.26
	mmbtu per month	510,000	1,290,000	830,275	December 2017

Basis swaps	Contract differential	$(0.43)	$(0.11)	$(0.34)
	mmbtu per month	320,000	690,000	467,037	March 2016

Natural gas liquids swaps	Exercise price	$6.72	$95.24	$32.98
	Barrels per month	2,000	118,000	46,646	December 2017

The Company recognized net losses on derivative instruments of $33.7 million and $50.9 million for the three and six months ended June 30, 2014, respectively, and net gains on derivative instruments of $36.6 million and $25.2 million for the three and six months ended June 30, 2013.

Offsetting Assets and Liabilities

As of June 30, 2014, the counterparties to our commodity derivative contracts consisted of seven financial institutions as we entered into some contracts with a new counterparty during the quarter ended June 30, 2014. All of our counterparties or their affiliates are also lenders under our credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

We adopted the guidance requiring disclosure of both gross and net information about financial instruments eligible for netting in the balance sheet under our derivative agreements. The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013:

(in thousands)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
June 30, 2014
Commodity derivative contracts
Assets	$21,045	$(6,774)	$14,271	$1,721	$15,992
Liabilities	(31,675)	6,774	(24,901)	(5,764)	(30,665)
December 31, 2013
Commodity derivative contracts
Assets	$38,071	$(6,035)	$32,036	$2,199	$34,235
Liabilities	(14,347)	6,035	(8,312)	(2,542)	(10,854)

6.                            Long-Term Debt

Senior Notes

On April 1, 2014, JEH and its wholly-owned subsidiary, Jones Energy Finance Corp., (the “Issuers”) sold $500 million in aggregate principal amount of the Issuers’ 6.75% Senior Notes due 2022 (the “2022 Notes”). The Company used the proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan ($160.0 million) and a portion of the borrowing under its Revolver ($308.0 million). The Company subsequently terminated its Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning with October 1, 2014. As of June 30, 2014, the Company had $8.4 million in interest accrued related to the 2022 Notes.

The 2022 Notes are guaranteed on a senior unsecured basis by Jones Energy, Inc. and by all of its existing significant subsidiaries. The 2022 Notes will be senior in right of payment to any future subordinated indebtedness of the Issuers.

The Company may redeem the 2022 Notes at any time on or after April 1, 2017 at a declining redemption price set forth in the loan documents, plus accrued and unpaid interest.

The indenture governing the 2022 Notes contains covenants that limit the ability of the Company to incur additional indebtedness or issue certain preferred stock, pay dividends on capital stock, transfer or sell assets, make investments, create certain liens, enter into agreements that restrict dividends or other payments from the Company’s restricted subsidiaries to the Company, consolidate, merge or transfer all of the Company’s assets, engage in transactions with affiliates or create unrestricted subsidiaries. However, many of these covenants will be suspended if the notes are rated investment grade by Standard & Poor’s or Moody’s.

Other Long-Term Debt

In December 2009, the Company entered into two credit agreements with Wells Fargo Bank N.A, the Senior Secured Revolving Credit Facility (the “Revolver”) and the Second Lien Term Loan (the “Term Loan”). On April 1, 2014, the Term Loan was terminated in connection with the issuance of the 2022 Notes. The Revolver’s maturity date is November 5, 2017. The most recent redetermination on April 14, 2014, decreased the borrowing base on the Revolver from $575.0 million to $550.0 million, which occurred in conjunction with the issuance of the 2022 Notes. The Company’s oil and gas properties are pledged as collateral against the credit agreement.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Terms of the Revolver require the Company to pay interest on the loan on the earlier of the London InterBank Offered Rate (LIBOR) tranche maturity date or three months, with the entire principal and interest due on the loan maturity date. Borrowings may be drawn on the principal amount up to the maximum available credit amount. Interest on the Revolver is calculated at a base rate (LIBOR or prime), plus a margin of 0.50% to 2.50% based on the actual amount borrowed compared to the borrowing base amount and the base rate selected. For the three and six months ended June 30, 2014, the average interest rates under the Revolver were 2.24% and 2.67%, respectively, on average outstanding balances of $235.1 million and $372.0 million, respectively. For the same periods in 2013, the average interest rates were 3.05% and 3.16%, respectively, on average outstanding balances of $445.0 million and $445.4 million, respectively.

Total interest and commitment fees under the Revolver and Term Loan were $1.3 million and $8.5 million for the three and six months ended June 30, 2014 and $7.2 million and $14.5 million for the three and six months ended June 30, 2013. $3.8 million in unamortized deferred financing costs were written off to interest expense during the three months ended June 30, 2014 in connection with the repayment of the Term Loan.

7.                            Stock-based Compensation

Management Units

Prior to the IPO, JEH granted membership-interest awards in JEH to members of senior management (“management units”) under a previously existing management incentive plan. These awards had various vesting schedules, and a portion of the management units vested in a lump sum at the IPO date. Both the vested and unvested management units were converted into JEH units and shares of Class B common stock at the IPO date. As of June 30, 2014, there were 380,450 unvested JEH units and shares of Class B common stock. The units/shares will become convertible into a like number of shares of Class A common stock upon vesting. The following table summarizes information related to the units/shares held by management as of June 30, 2014:

	JEH Units	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2014	457,150	$12.46
Granted	4,772	15.00
Forfeited	(4,772)	(15.00)
Vested	(76,700)	(15.00)
Unvested at June 30, 2014	380,450	$11.95

Stock compensation expense associated with the management units amounted to $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Restricted Stock Awards

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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2014	26,580	$15.05
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2014	26,580	$15.05

Stock compensation expense associated with the Board of Directors awards for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Restricted Stock Unit Awards

On May 20, 2014 and on June 13, 2014, the Company granted 283,929 and 20,000 restricted stock unit awards, respectively, to certain officers and employees of the Company. The fair value of the restricted stock unit awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable three-year vesting period. The total value of the awards to the officers and employees is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2014	—	$—
Granted	303,929	17.17
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2014	303,929	$17.17

Stock compensation expense associated with the employee restricted stock unit awards for the three and six months ended June 30, 2014 was $0.2 million and $0.2 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

On May 20, 2014, the Company granted 201,318 performance unit awards to certain officers of the Company. Upon the completion of the applicable three-year performance period, each officer will vest in a number of performance units. The number of performance units in which each officer vests at such time will range from 0% to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. Each vested performance unit is exchangeable for one share of the Company’s Class A common stock. The grant date fair value of the performance units was determined using a Monte Carlo simulation model, which results in an expected percentage of performance units earned. The fair value of the performance units is recognized on a straight-line basis over the applicable three-year performance period.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Stock compensation expense associated with the performance unit awards for the three and six months ended June 30, 2014 was $0.2 million and $0.2 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

The Monte Carlo simulation process is a generally accepted statistical technique used, in this instance, to simulate future stock prices for the Company and the components of the peer group. The simulation uses a risk-neutral framework along with the risk-free rate of return, the volatility of each entity, and the correlations of each entity with the other entities in the peer group. A stock price path has been simulated for the Company and each peer company and is used to determine the payout percentages and the stock price of the Company’s common stock as of the vesting date. The ending stock price is multiplied by the payout percentage to determine the projected payout, which is then discounted with the risk-free rate of return to the grant date to determine the grant date fair value for that simulation. When enough simulations are generated, the resulting distribution gives a reasonable estimate of the range of future expected stock prices.

The following assumptions were used for the Monte Carlo simulation model to determine the grant date fair value and associated compensation expense during the three months ended June 30, 2014:

Stock Price(1)	$17.07
Beginning Average Stock Price(2)	$14.78
Expected Volatility(3)	46.95%
Risk-Free Rate of Return(4)	0.61%

(1) Based on the closing price of Jones Energy, Inc. Class A common stock on May 20, 2014.

(2) Based on the 10 trading days as of the beginning of the performance period.

(3) Based on the average historical volatilities over the most recent 2.62-year period for the Company and each peer company using daily stock prices through May 20, 2014. The measurement period reflects the 2.62 years remaining in the performance period as of the grant date.

(4) Based on the yield curve of U.S. Treasury rates as of May 20, 2014.

Based on these assumptions, the Monte Carlo simulation model resulted in a simulated fair value of $21.65 based on an expected percentage of performance units earned of 126.80%.

8.                            Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of Class A common stock outstanding during the period. Class B common stock is not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, Earnings Per Share, awards of nonvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though their exercise is contingent upon vesting. For the three and six months ended June 30, 2014, 32,642 shares of performance units were excluded from the calculation as they would have had an antidilutive effect. The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the three and six months ended June 30, 2014.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Income (numerator):
Net income attributable to controlling interests	$(1,647)	$26

Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	12,500	12,500
Weighted-average number of shares of Class A common stock - diluted	12,530	12,521

Earnings per share:
Basic	$(0.13)	$0.00
Diluted	$(0.13)	$0.00

9.                            Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  The Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

10.                     Income Taxes

Following its IPO, the Company began recording federal and state income tax liabilities associated with its status as a corporation. Prior to the IPO, the Company only recorded a provision for Texas franchise tax as the Company’s taxable income or loss was includable in the federal income tax returns of the individual partners and members. The Company will recognize a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 5.9% and 76.9%, respectively. The effective rate differs from the statutory rate of 35% primarily due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, and other permanent differences. On a year to date basis, the difference in effective rate between reported periods reflects differences in the composition of estimated income, the Company’s tax expense in Texas, and is amplified, on a percentage basis, by the proximity of our year to date pre-tax book income to zero.

The Company’s income tax provision was a benefit of $0.6 million and an expense of $0.7 million for the three and six months ended June 30, 2014, respectively, and an expense of $0.3 million and $0.3 million for the three and six months ended June 30, 2013, respectively. See the table below for the allocation of the income tax provision between the controlling and non-controlling interests. As of June 30, 2014, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2014	2013	2014	2013

Income tax provision (benefit)
Jones Energy, Inc.	$(827)	$—	$198	$—
Non-controlling interest	249	252	481	251
Total tax provision (benefit)	$(578)	$252	$679	$251

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

The Company had deferred tax assets for its federal and state loss carryforwards at June 30, 2014 recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 with the Securities and Exchange Commission, as well as the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q and in our quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on May 9, 2014 with the Securities and Exchange Commission. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH LLC”). Jones Energy, Inc. is a holding company whose sole material asset is an equity interest in JEH LLC.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. Our operations are focused on horizontal drilling and completions within two distinct basins in the Texas Panhandle and Oklahoma:

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

The Anadarko and Arkoma basins are among the most prolific and largest onshore producing oil and natural gas basins in the United States, enjoying multiple producing horizons and extensive well control demonstrated over seven decades of development. The formations we target are generally characterized by oil and liquids rich natural gas content, extensive production histories, long lived reserves, high drilling success rates and attractive initial production rates. We focus on formations in our operating areas that we believe offer significant development and acquisition opportunities and to which we can apply our technical experience and operational excellence to increase proved reserves and production to deliver attractive economic rates of return. Our goal is to build value through a disciplined balance between developing our current inventory of  identified drilling locations and other opportunities within our existing asset base, and actively pursuing joint venture agreements, farm out agreements, joint operating agreements and similar partnering agreements, which we refer to as joint development agreements, organic leasing and strategic acquisitions. In all of our joint development agreements, we control the drilling and completion of a well, which is the phase during which we can leverage our operational expertise and cost discipline. Following completion, we in some cases may turn over operatorship to a partner during the production phase of a well. We believe the ceding to us of drilling and completion operatorship in our areas of operation by several large oil and gas companies, including ExxonMobil and BP, reflects their acknowledgement of our low cost, safe and efficient operations.

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

Second Quarter 2014 Highlights:

•                  Successful frack trial outcome in the Cleveland with average oil uplift of more than 30% through the first six months

•                  Increased average net production to a record 23.6 MBoe/d, up 41% compared to the same period in 2013

•                  Increased average net oil production to 7.2 MBbl/d, up 59% compared to the same period in 2013.

•                  Increased Cleveland average net production to 16.8 MBoe/d, up 74% compared to the same period in 2013

•                  Increased EBITDAX to $77.1 million, up 45% compared to the same period in 2013

•                  Acquired approximately 10,000 net acres of leasehold primarily in the Texas Panhandle

•                  Initiated the Tonkawa drilling program with first two wells drilled in line with budget

•                  Completion of offering of $500,000,000 in aggregate principal amount of 6.75% Senior Notes due 2022

Updated Capital Expenditures Outlook

In our Annual Report on Form 10-K for the year ended December 31, 2013, we provided an overview of our 2014 capital expenditures budget, which was approximately $350 million, of which $310 million was expected to be used to drill and complete wells. In our press release announcing financial and operational results for the second quarter of 2014, we provided an update to the market regarding our capital expenditures for the full year 2014. The updated outlook reflects total projected capital expenditures of $460 million.

Results of Operations

The following table summarizes our revenues, expenses and production data for the periods indicated.

(in thousands of dollars except for production, sales price	Three Months Ended June 30,			Six Months Ended June 30,
and average cost data)	2014	2013	Change	2014	2013	Change

Revenues:
Oil	$64,527	$36,674	$27,853	$118,452	$64,249	$54,203
Natural gas	23,292	14,900	8,392	44,677	27,687	16,990
NGLs	17,976	12,726	5,250	40,534	27,623	12,911
Total oil and gas	105,795	64,300	41,495	203,663	119,559	84,104
Other	595	226	369	971	447	524
Total operating revenues	106,390	64,526	41,864	204,634	120,006	84,628
Costs and expenses:
Lease operating	12,378	6,201	6,177	22,391	11,546	10,845
Production taxes	5,174	3,182	1,992	9,936	5,634	4,302
Exploration	191	479	(288)	3,012	605	2,407
Depletion, depreciation and amortization	43,211	26,922	16,289	82,556	52,023	30,533
Accretion of discount	197	166	31	367	263	104
General and administrative	6,537	7,325	(788)	11,798	11,637	161
Total costs and expenses	67,688	44,275	23,413	130,060	81,708	48,352
Operating income	38,702	20,251	18,451	74,574	38,298	36,276
Other income (expenses):
Interest expense	(14,767)	(8,092)	(6,675)	(22,810)	(16,279)	(6,531)
Net gain (loss) on commodity derivatives	(33,698)	36,555	(70,253)	(50,948)	25,172	(76,120)
Gain on sales of assets	1	(45)	46	67	25	42
Total other income (expense)	(48,464)	28,418	(76,882)	(73,691)	8,918	(82,609)
Income before income tax	(9,762)	48,669	(58,431)	883	47,216	(46,333)
Income tax provision	(578)	252	(830)	679	251	428
Net income (loss)	(9,184)	48,417	(57,601)	204	46,965	(46,761)
Net income (loss) attributable to non-controlling interests	(7,537)	—	(7,537)	178	—	178
Net income (loss) attributable to controlling interests	$(1,647)	$48,417	$(50,064)	$26	$46,965	$(46,939)

Net production volumes:
Oil (MBbls)	655	413	242	1,230	725	505
Natural gas (MMcf)	5,550	4,138	1,412	10,559	8,404	2,155
NGLs (MBbls)	566	419	147	1,089	825	264
Total (MBoe)	2,146	1,522	624	4,079	2,951	1,128
Average net (Boe/d)	23,582	16,725	6,857	22,536	16,304	6,232
Average sales price, unhedged:
Oil (per Bbl), unhedged	$98.51	$88.80	$9.71	$96.30	$88.62	$7.68
Natural gas (per Mcf), unhedged	4.20	3.60	0.60	4.23	3.29	0.94
NGLs (per Bbl), unhedged	31.76	30.37	1.39	37.22	33.48	3.74
Combined (per Boe) realized, unhedged	49.30	42.25	7.05	49.93	40.51	9.42
Average sales price, hedged:
Oil (per Bbl), hedged	$89.97	$86.75	$3.22	$88.85	$86.54	$2.31
Natural gas (per Mcf), hedged	4.31	4.11	0.20	4.19	4.06	0.13
NGLs (per Bbl), hedged	29.99	30.58	(0.59)	34.20	33.59	0.61
Combined (per Boe) realized, hedged	46.51	43.12	3.39	46.77	42.21	4.56
Average costs (per Boe):
Lease operating	$5.77	$4.07	$1.70	$5.49	$3.91	$1.58
Production taxes	2.41	2.09	0.32	2.44	1.91	0.53
Depletion, depreciation and amortization	20.14	17.69	2.45	20.24	17.63	2.61
General and administrative	3.05	4.81	(1.76)	2.89	3.94	(1.05)

Non-GAAP financial measure

EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.

We define EBITDAX as earnings before interest expense, income taxes, depreciation, depletion and amortization, exploration expense, gains and losses from derivatives less the current period settlements of matured derivative contracts and the other items described below; however, we may modify our definition of EBITDAX in the future. EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles, or GAAP. Management believes EBITDAX is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDAX has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of EBITDAX should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of EBITDAX may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013

Reconciliation of EBITDAX to net income
Net income (loss)	$(9,184)	$48,417	$204	$46,965
Interest expense (excluding amortization of deferred financing costs)	10,184	7,428	17,528	14,952
Exploration expense	191	479	3,012	605
Income taxes	(578)	240	679	217
Amortization of deferred financing costs	4,583	664	5,282	1,327
Depreciation and depletion	43,211	26,922	82,556	52,023
Accretion expense	197	166	367	263
Other non-cash charges (benefits)	(26)	145	40	310
Stock compensation expense	929	352	1,386	473
Other non-cash compensation expense	127	2,465	253	2,465
Net loss (gain) on commodity derivatives	33,698	(36,555)	50,948	(25,172)
Current period settlements of matured derivative contracts	(5,985)	2,457	(12,895)	6,205
Amortization of deferred revenue	(282)	—	(526)	—
Loss (gain) on sales of assets	(1)	45	(67)	(25)
EBITDAX	$77,064	$53,225	$148,767	$100,608

Adjusted net income and adjusted earnings per share are supplemental non-GAAP financial measures that are used by management and external users of the Company’s consolidated financial statements.

We define adjusted net income as net income excluding the impact of certain non-cash items including gains or losses on commodity derivative instruments not yet settled, impairment of oil and gas properties, non-cash compensation expense, and, specifically, in the second quarter of 2014, the write off of the net unamortized portion of capitalized loan costs that were associated with our Term Loan, which was paid off with the proceeds from the issuance of our 2022 Notes, which we consider to be a non-recurring event. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We believe adjusted net income and adjusted earnings per share is useful to investors because it provides readers with a more meaningful measure of our profitability before recording certain items for which the timing or amount cannot be reasonably determined. However, this measure is provided in addition to, not as an alternative for, and should be read in conjunction with, the information contained in our financial statements prepared in accordance with GAAP. Our computations of adjusted net income and adjusted earnings per share may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars except per share data)	2014	2013	2014	2013

Net income (loss)	$(9,184)	$48,417	$204	$46,965
Net loss (gain) on commodity derivatives	33,698	(36,555)	50,948	(25,172)
Current period settlements of matured derivative contracts	(5,985)	2,457	(12,895)	6,205
Non-cash stock compensation expense	929	352	1,386	473
Other non-cash compensation expense	127	2,465	253	2,465
Net unamortized capitalized loan costs associated with Term Loan	3,761	—	3,761	—
Tax impact(1)	(2,888)	—	(3,908)	—
Adjusted net income	20,458	$17,136	39,749	$30,936

Adjusted net income attributable to non-controlling interests	16,727		32,545
Adjusted net income attributable to controlling interests	$3,731		$7,204

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014

Earnings per share (basic and diluted)	$(0.13)	$—
Net loss on commodity derivatives	0.68	1.03
Current period settlements of matured derivative contracts	(0.12)	(0.26)
Non-cash stock compensation expense	0.02	0.03
Other non-cash compensation expense	—	0.01
Net unamortized capitalized loan costs associated with Term Loan	0.08	0.08
Tax impact	(0.23)	(0.31)
Adjusted earnings per share (basic and diluted)	$0.30	$0.58

Effective tax rate on net income attributable to controlling interests	36.4%	36.4%

(1) In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended June 30, 2014 as compared to three months ended June 30, 2013

Oil and gas sales. Oil and gas sales increased $41.5 million, or 64.5%, to $105.8 million for the three months ended June 30, 2014, as compared to $64.3 million for the three months ended June 30, 2013. The increase is attributable to increases in production and prices for all three products. Average daily production increased 41.0% to 23,582 Boe per day for the three months ended June 30, 2014 from 16,725 Boe per day for the three months ended June 30, 2013 with the main driver being an increase in crude oil production, which specifically accounted for 57.5% of the total increase in oil and gas sales. We produced 655,000 barrels of crude oil during the three months ended June 30, 2014 as compared to 413,000 barrels of crude oil during the three months ended June 30, 2013, an increase of 58.6%. The overall increase in production is a result of increased drilling (ten rigs as of June 30, 2014 versus six rigs as of June 30, 2013) and the acquisition of 92 producing Sabine wells. The increase in oil production is attributable to an increased focus on drilling oil-based wells. In addition, both natural gas and NGLs experienced production increases of more than 30%. Average prices for all three products increased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The average realized price of crude oil, natural gas and natural gas liquids, excluding the effects of derivatives, increased from $88.80 to $98.51, $3.60 to $4.20, and $30.37 to $31.76, respectively, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Costs and expenses

Lease operating. Lease operating expenses increased $6.2 million, or 100.0%, to $12.4 million for the three months ended June 30, 2014, as compared to $6.2 million for the three months ended June 30, 2013. The increase in lease operating expenses is partially attributable to the 41.0% increase in production volumes discussed above. Of the total, non-recurring expenses increased from $1.4 million for the three months ended June 30, 2013 to $2.2 million for the three months ended June 30, 2014 as a result of remediation work performed on wells taken off line in connection with nearby fracks. On a per unit basis, lease operating expenses increased $1.70, or 41.8%, from $4.07 in second quarter of 2013 to $5.77 in the second quarter of 2014. $0.35 of the per unit variance can be specifically attributed to an increase in ad valorem taxes which is attributable to the increase in the number of producing wells from new drilling, primarily in Texas, and the properties acquired from Sabine. Operating expenses incurred on non-operated properties accounted for an additional $0.29 of the per unit increase. The remainder of the increase is attributable to increases in certain types of expenses such as compressors, chemicals and salt water disposal costs that are characteristic of the types of wells we have been drilling.

Production taxes. Production taxes increased by $2.0 million, or 62.5%, to $5.2 million for the three months ended June 30, 2014, as compared to $3.2 million for the three months ended June 30, 2013. Overall, production taxes increased in conjunction with the 64.5% increase in oil and gas sales. The average production tax rate was 4.9% in both quarters with our drilling focused in areas characterized by the same production tax regulations.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $16.2 million, or 60.0%, to $43.2 million for the three months ended June 30, 2014, as compared to $27.0 million for the three months ended June 30, 2013. Depreciation, depletion and amortization increased from $17.69 per Boe in the second quarter of 2013 to $20.14 per Boe in the second quarter of 2014, or an increase of 13.8%. The increase was primarily the result of continued drilling activity and the addition of the Sabine properties at the end of 2013, which increased our total depreciable basis.

General and administrative. General and administrative expenses decreased by $0.8 million, or 11.0%, to $6.5 million for the three months ended June 30, 2014, as compared to $7.3 million for the three months ended June 30, 2013. In the second quarter of 2013, we recognized a $2.5 million one-time management distribution related to the Monarch incentive plan. Excluding this one-time, non-cash event, general and administrative expenses increased by $1.6 million, or 32.7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Of the $1.6 million, $0.6 million was attributable to increases in other stock compensation expense resulting from the new long term incentive plan implemented in the second quarter of 2014. The remaining increases are attributable to overall growth of the company with the most significant increases related to higher salaries and benefits resulting from an increase in headcount. Excluding the aforementioned non-cash expenses, general and administrative expense decreased, on a per unit basis, from $2.96 per Boe for the three months ended June 30, 2013 to $2.53 for the three months ended June 30, 2014. The increase in activity resulting from our increased drilling program, combined with the acquisition of the Sabine properties, increased production without a proportionate increase in general and administrative expenses.

Interest expense. Interest expense increased by $6.7 million, or 82.7%, to $14.8 million for the three months ended June 30, 2014 as compared to $8.1 million for the three months ended June 30, 2013. The increase is primarily attributable to increased borrowings and the addition of the 2022 Notes which were issued on April 1, 2014.

Net loss on commodity derivatives.  Our commodity derivatives decreased from a net gain of $36.6 million during the three months ended June 30, 2013 to a net loss of $33.7 million during the three months ended June 30, 2014.  The variance was driven by higher average crude oil and natural gas prices ($102.99 and $4.67 respectively) for the second quarter of 2014, as compared to the average crude oil and natural gas prices ($94.22 and $4.09, respectively) for the second quarter of 2013, combined with higher average futures prices as of June 30, 2014 as compared to June 30, 2013 for both commodities.

Results of Operations - Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Oil and gas sales. Oil and gas sales increased $84.1 million, or 70.3%, to $203.7 million for the six months ended June 30, 2014, as compared to $119.6 million for the six months ended June 30, 2013. The increase is attributable to increases in production and prices for all three products. Average daily production increased 38.2% to 22,536 Boe per day for the six months ended June 30, 2014 from 16,304 Boe per day for the six months ended June 30, 2013 with the main driver being an increase in crude oil production, which specifically accounted for 61.6% of the total increase in oil and gas sales. We produced 1.2 million barrels of crude oil during the six months ended June 30, 2014 as compared to 725,000 barrels of crude oil during the six months ended June 30, 2013, an increase of 69.7%. The overall increase in production is a result of increased drilling (ten rigs as of June 30, 2014 versus six rigs as of June 30, 2013) and the acquisition of 92 producing Sabine wells. The increase in oil production is attributable to an increased focus on drilling oil-based wells. In addition, both natural gas and NGLs experienced production increases of more than 25%. Average prices for all three products increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The average realized price of crude oil, natural gas and natural gas liquids, excluding the effects of derivatives, increased from $88.62 to $96.30, $3.29 to $4.23, and $33.48 to $37.22, respectively, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Costs and expenses

Lease operating. Lease operating expenses increased $10.9 million, or 94.8% to $22.4 million for the six months ended June 30, 2014, as compared to $11.5 million for the six months ended June 30, 2013. The increase in lease operating is partially attributable to the 38.2% increase in production volumes discussed above. On a per unit basis, lease operating expenses increased $1.58, or 40.4%, from $3.91 in the first half of 2013 to $5.49 in the second half of 2014. Of the total lease operating expenses, non-recurring expenses increased from $2.0 million for the six months ended June 30, 2013 to $4.0 million for the six months ended June 30, 2014 as a result of remediation work performed on wells taken off line in connection with nearby fracks, which accounts for approximately $0.28 of the per unit increase. An additional $0.37 of the per unit variance can be specifically attributed to an increase in ad valorem taxes which is due to the increase in the number of producing wells from new drilling, primarily in Texas, and the properties acquired from Sabine. Operating expenses incurred on non-operated properties accounted for an additional $0.26 of the per unit increase. The remainder of the increase is explained through increases in certain types of expenses such as compressors, chemicals and salt water disposal costs that are characteristic of the types of wells we have been drilling.

Production taxes. Production taxes increased by $4.3 million, or 76.8%, to $9.9 million for the six months ended June 30, 2014, as compared to $5.6 million for the six months ended June 30, 2013. Overall, production taxes increased in conjunction with the 70.3% increase in oil and gas sales. The average production tax rate for the six months ended June 30, 2014 was 4.9% as compared to 4.7% for the six months ended June 30, 2013. During the first half of 2013 we started to shift our focus on drilling Cleveland properties in Texas, as opposed to drilling wells in Oklahoma. Texas imposes a higher initial tax rate than Oklahoma, and as a result we saw an increase in our average production tax rate for the period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $30.6 million, or 58.8%, to $82.6 million for the six months ended June 30, 2014, as compared to $52.0 million for the six months ended June 30, 2013. Depreciation, depletion and amortization increased from $17.63 per Boe in the first half of 2013 to $20.24 per Boe in the first half of 2014, or an increase of 14.8%. The increase was primarily the result of continued drilling activity and the addition of the Sabine properties at the end of 2013, which increased our total depreciable basis.

General and administrative. General and administrative expenses increased by $0.2 million, or 1.7%, to $11.8 million for the six months ended June 30, 2014, as compared to $11.6 million for the six months ended June 30, 2013. Non-cash compensation expense decreased by $1.3 million as there was a $2.5 million one-time management distribution related to the Monarch incentive plan during the second quarter of 2013, which was offset by increases in other non-cash stock compensation expense for the six months ended June 30, 2014 related to the new long term incentive plans. The decrease in non-cash items was offset by increases in other general administrative expenses that is attributable to the overall growth of the company and increase in headcount. These include increases to payroll and benefits, travel, office expenses, and corporate insurance. Excluding the aforementioned non-cash expenses, general and administrative expense decreased, on a per unit basis, from $2.95 per Boe for the six months ended June 30, 2013 to $2.48 for the six months ended June 30, 2014. The increase in activity resulting from our increased drilling program, combined with the acquisition of the Sabine properties, increased production without a proportionate increase in general and administrative expenses.

Interest expense. Interest expense increased by $6.5 million, or 39.9%, to $22.8 million for the six months ended June 30, 2014 as compared to $16.3 million for the six months ended June 30, 2013. The increase is primarily attributable to increased borrowings and the addition of the 2022 Notes which were issued on April 1, 2014.

Net loss on commodity derivatives.  Our commodity derivatives decreased from a net gain of $25.2 million during the six months ended June 30, 2013 to a net loss of $50.9 million during the six months ended June 30, 2014.  The variance was driven by higher average crude oil and natural gas prices ($98.68 and $4.80 respectively) for the first half of 2014, as compared to the average crude oil and natural gas prices ($94.30 and $3.71, respectively) for the first half of 2013, combined with higher average futures prices as of June 30, 2014 as compared to June 30, 2013 for both commodities.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public sales of our equity and debt, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our Revolver, facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at June 30, 2014 reflects a working capital deficit as we use the available balance of the borrowing base under our Revolver to manage cash flow.

On April 1, 2014, we issued $500 million aggregate principal amount of our 6.75% senior unsecured notes due 2022 at an offering price equal to 100% of par. We received net proceeds of approximately $489 million, of which $160 million was used to repay all of the outstanding borrowings under our Term Loan, with the remaining proceeds used to pay down borrowings under our Revolver. We subsequently terminated the Term Loan in accordance with its terms. For additional information regarding the terms of the 2022 Notes, see Note 6 to the Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q. Following, the repayment on the Revolver, we have approximately $300 million of available borrowing capacity, which significantly enhances our liquidity and working capital.

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

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands of dollars)	2014	2013

Net cash provided by operating activities	$155,307	$66,810
Net cash used in investing activities	(227,780)	(56,145)
Net cash provided by (used in) financing activities	80,444	(5,025)
Net increase in cash	$7,971	$5,640

Cash flow provided by operating activities

Net cash provided by operating activities was $155.3 million during the six months ended June 30, 2014 as compared to net cash provided by operating activities of $66.8 million during the six months ended June 30, 2013. The increase in operating cash flows was primarily due to the $84.1 million increase in oil and gas revenues during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, driven by a 38.2% increase in production between the two periods and increases in prices for all products. The increase in revenues was offset by increases in operating expenses and production taxes which were also driven by the increase in production.

Cash flow used in investing activities

Net cash used in investing activities was $227.8 million during the six months ended June 30, 2014 as compared to net cash used in investing activities of $56.1 million during the six months ended June 30, 2013. The increase was primarily driven by an increase in capital expenditures resulting from our increased drilling program from six rigs at June 30, 2013 to ten rigs at June 30, 2014.

Cash flow used in or provided by financing activities

Net cash provided by financing activities was $80.4 million during the six months ended June 30, 2014 as compared to net cash used in financing activities of $5.0 million during the three months ended June 30, 2013. We recorded net proceeds of $489 million from the issuance of the Senior Notes, net of costs, in the second quarter of 2014, which was offset by net repayments of $408 million on the Revolver and Term Loan.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at June 30, 2014 was a net liability of $14.7 million.

As of June 30, 2014, we have hedged approximately 35% of our total forecasted production from proved reserves through 2018.

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

While we do not typically require our partners, customers and counterparties to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our partners or customers for oil and gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such parties as we deem appropriate under the circumstances. This evaluation may include reviewing a party’s credit rating, latest financial information and, in the case of a customer with which we have receivables, their historical payment record, and undertaking the due diligence necessary to determine creditworthiness. The counterparties on our derivative instruments currently in place are lenders under our Revolver with investment grade ratings. We are not permitted under the terms of the Revolver to enter into derivative instruments with counterparties outside of the banks who are lenders under the Revolver. As a result, any future derivative instruments will be with these or other lenders under the Revolver who will also likely carry investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness. The terms of the Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% on the Revolver depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base.

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

Management has taken steps to address the causes of our audit adjustments and to improve our internal control over financial reporting, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. We have strengthened the accounting group, both in number and in caliber of personnel. This team has enabled us to expedite our month end close process, thereby facilitating the timely preparation of financial reports. Likewise, we strengthened our internal control environment through the addition of skilled accounting personnel. We continue to hire incremental qualified staff as needed in conjunction with a comprehensive review of our internal controls and formalization of our review and approval processes. We have designed but not fully implemented new processes and controls to remediate the material weakness identified. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the previously identified material weakness described above and the insufficient time to test the operational effectiveness of our new processes and controls, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014.

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

We conduct operations in areas where certain species that are listed as threatened or endangered under the Endangered Species Act, or ESA, may be present. For example, our operations in Oklahoma overlap with the range of the American Burying Beetle, which is listed as endangered. The presence of endangered or threatened species may force us to modify or terminate our operations in certain areas. Additionally, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or limit future development activity in the affected areas. For example, after lengthy consideration, the U.S. Fish and Wildlife Service determined to list the Lesser Prairie Chicken as a threatened species under the Endangered Species Act on March 27, 2014. In a special rule released simultaneously with the decision to list the Lesser Prairie Chicken as threatened, the Fish and Wildlife Service will exempt from “take” certain oil and gas and other activities conducted by a participant that result in an “incidental take” of the Lesser Prairie Chicken as long as the participant is enrolled in, and operating in compliance with, a range wide conservation plan developed by the Western Association of Fish & Wildlife Agencies endorsed by the Fish and Wildlife Service. The rules become effective on May 12, 2014. The rules are subject to separate ongoing legal challenges filed by states, industry groups, and environmental organizations that alternatively seek to overturn the listing of the Lesser Prairie Chicken altogether or to compel a more restrictive listing as endangered, rather than threatened. Environmental groups have also challenged the special rule exempting “incidental takes” for participants enrolled in the range wide conservation plan. To mitigate the risk of liability from “incidental takes” of the Lesser Prairie Chicken, we have enrolled our affected leasehold interest in a Candidate Conservation Agreement with Assurances plan through the Fish and Wildlife Service.  Environmental groups have indicated their intent to challenge this Candidate Conservation Agreement with Assurances in federal court. We are continuing to evaluate the impact of these rules and legal challenges on our operations. As with any other species in areas that we operate, the listing of the Lesser Prairie Chicken under the Endangered Species Act could force us to incur additional costs and delay or otherwise limit or terminate our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the Company’s repurchase of its Class A common stock for the three months ended June 30, 2014:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Aggregate Dollar Value of Shares Purchased	Approximate Dollar Value That May Yet Be Purchased Under Plans or Programs (1)
April 1, 2014 - April 30, 2014	16,233	(2)	$15.31	16,233	$248,527	$751,473
May 1, 2014 - May 31, 2014	6,065	(2)	$17.06	6,065	$103,469	$648,004
June 1, 2014 – June 30, 2014	—		—	—	—	—
Total purchases during the quarter ended June 30, 2014	22,298		—	22,298	$351,996	$648,004

(1)         On April 28, 2014, the Board of Directors authorized the Company to repurchase up to $1,000,000 of its Class A common stock from certain employees of the Company (the “Electing Employees”) to permit the payment of certain tax withholding obligations.

(2)         On April 30, 2014 and May 27, 2014, the Company issued an aggregate of 16,233 and 6,065 shares of Class A common stock, respectively, to Electing Employees in exchange for an equivalent number of membership interests in Jones Energy Holdings, LLC (the “JEH LLC Units”) and shares of Class B common stock held by such Electing Employees. This exchange (the “Exchange”) was made pursuant to and in accordance with the Exchange Agreement, dated July 29, 2013, included as Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed July 30, 2013. Immediately following the Exchange, the shares of Class A common stock were purchased by the Company from the Electing Employees for cash at a purchase price equal to $15.31 and $17.06, respectively (the closing price per share of Class A common stock on the New York Stock Exchange on April 28, 2014 and May 23, 2014, respectively). These shares were previously reported as being beneficially owned by Jonny Jones solely as a result of his status as a member of JRJ Management Company, LLC, as the manager of Jones Energy Management, LLC and as the trustee of the managing member of JET 3 GP, LLC, which are the general partners of the entities that held these shares prior to the Exchange. However, the purchase of the Class A common stock by the Company from the Electing Employees and any future purchases of Class A common stock pursuant to the repurchase plan is for the sole benefit of the Company and the Electing Employees and no proceeds will go to Jonny Jones or any other director or executive officer of the Company other than the Electing Employees. The Exchange was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1

Indenture, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Form 8-K filed by the registrant on April 1, 2014).

10.2

Registration Rights Agreement, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Citigroup Global Markets Inc., as the sole representative of the Initial Purchasers named therein (incorporated by reference herein to Exhibit 4.2 to the Form 8-K filed by the registrant on April 1, 2014).

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

Jones Energy, Inc.
(registrant)

Date: August 8, 2014	By:	/s/ Jonny Jones
		Name:	Jonny Jones
		Title:	Chief Executive Officer

Signature Page to Form 10-Q (Q2 2014)