Form 10-Q
period 2015-03-31
Jones Energy, Inc.
filed 2015-05-08
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On May 1, 2015, the Registrant had 25,334,985 shares of Class A common stock outstanding and 36,384,918 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands of dollars)	2015	2014
Assets
Current assets
Cash	$28,271	$13,566
Restricted cash	186	149
Accounts receivable, net
Oil and gas sales	32,098	51,482
Joint interest owners	25,024	41,761
Other	15,621	12,512
Commodity derivative assets	121,083	121,519
Other current assets	3,121	3,374
Total current assets	225,404	244,363
Oil and gas properties, net, at cost under the successful efforts method	1,670,402	1,638,860
Other property, plant and equipment, net	3,806	4,048
Commodity derivative assets	97,395	87,055
Other assets	20,761	20,352
Deferred tax assets	221	171
Total assets	$2,017,989	$1,994,849
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$61,464	$136,337
Oil and gas sales payable	56,073	70,469
Accrued liabilities	32,527	19,401
Deferred tax liabilities	671	718
Asset retirement obligations	3,211	3,074
Total current liabilities	153,946	229,999
Long-term debt	90,000	360,000
Senior notes	736,644	500,000
Deferred revenue	12,852	13,377
Commodity derivative liabilities	—	28
Asset retirement obligations	11,331	10,536
Liability under tax receivable agreement	3,248	803
Deferred tax liabilities	28,522	26,756
Total liabilities	1,036,543	1,141,499
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.001 par value; 25,231,004 shares issued and 25,208,402 outstanding at March 31, 2015 and 12,672,260 shares issued and 12,649,658 shares outstanding at December 31, 2014	25	13
Class B common stock, $0.001 par value; 36,422,660 shares issued and outstanding at March 31, 2015 and 36,719,499 shares issued and outstanding at December 31, 2014	37	37
Treasury stock, at cost; 22,602 shares at March 31, 2015 and December 31, 2014	(358)	(358)
Additional paid-in capital	306,292	178,763
Retained earnings	41,138	38,950
Stockholders’ equity	347,134	217,405
Non-controlling interest	634,312	635,945
Total stockholders’ equity	981,446	853,350
Total liabilities and stockholders’ equity	$2,017,989	$1,994,849

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars except per share data)	2015	(Restated) 2014

Operating revenues
Oil and gas sales	$57,234	$97,867
Other revenues	862	377
Total operating revenues	58,096	98,244
Operating costs and expenses
Lease operating	12,262	8,344
Production and ad valorem taxes	3,708	6,432
Exploration	164	2,821
Depletion, depreciation and amortization	52,083	41,200
Accretion of ARO liability	194	170
General and administrative (including non-cash compensation expense)	8,511	5,260
Other operating	3,012	—
Total operating expenses	79,934	64,227
Total operating income (loss)	(21,838)	34,017
Other income (expense)
Interest expense	(14,129)	(8,043)
Net gain (loss) on commodity derivatives	46,306	(17,250)
Other income (expense)	(2,299)	65
Other income (expense), net	29,878	(25,228)
Income before income tax	8,040	8,789

Income tax provision	2,344	1,081
Net income	5,696	7,708
Net income attributable to non-controlling interests	3,508	6,339
Net income attributable to controlling interests	$2,188	$1,369

Earnings per share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11
Weighted average shares outstanding:
Basic	18,304	12,500
Diluted	18,304	12,512

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statement of Changes In Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in	(Deficit)/	Non-controlling	Stockholders’
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	12,622	$13	36,719	$37	23	$(358)	$178,763	$38,950	$635,945	$853,350
Sale of common stock	12,263	12	—	—	—	—	123,189	—	—	123,201
Exchange of Class B shares for Class A shares	296	—	(296)	—	—	—	2,916	—	(5,141)	(2,225)
Stock-compensation expense	—	—	—	—	—	—	1,424	—	—	1,424
Net income	—	—	—	—	—	—	—	2,188	3,508	5,696
Balance at March 31, 2015	25,181	$25	36,423	$37	23	$(358)	$306,292	$41,138	$634,312	$981,446

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	(Restated) 2014

Cash flows from operating activities
Net income	$5,696	$7,708
Adjustments to reconcile net income to net cash provided by operating activities
Exploration expense	—	2,767
Depletion, depreciation, and amortization	52,083	41,200
Accretion of ARO liability	194	170
Amortization of debt issuance costs	937	700
Accrued interest expense	10,904	3,779
Stock compensation expense	1,424	457
Other non-cash compensation expense	109	127
Amortization of deferred revenue	(525)	(244)
(Gain) loss on commodity derivatives	(46,306)	17,250
(Gain) loss on sales of assets	26	(65)
Deferred income tax provision	2,314	790
Other - net	407	67
Changes in operating assets and liabilities
Accounts receivable	36,268	(46,893)
Other assets	323	428
Accounts payable and accrued liabilities	(18,763)	31,967
Net cash provided by operations	45,091	60,208

Cash flows from investing activities
Additions to oil and gas properties	(151,104)	(85,028)
Net adjustments to purchase price of properties acquired	—	13,681
Proceeds from sales of assets	3	66
Acquisition of other property, plant and equipment	(62)	(270)
Current period settlements of matured derivative contracts	32,611	(4,663)
Change in restricted cash	(37)	(22)
Net cash used in investing	(118,589)	(76,236)

Cash flows from financing activities
Proceeds from issuance of long-term debt	65,000	20,000
Repayment under long-term debt	(335,000)	—
Proceeds from senior notes	236,475	—
Payment of debt issuance costs	(1,473)	(495)
Proceeds from sale of common stock	123,201	—
Net cash provided by financing	88,203	19,505
Net increase (decrease) in cash	14,705	3,477

Cash
Beginning of period	13,566	23,820
End of period	$28,271	$27,297

Supplemental disclosure of cash flow information
Cash paid for interest	$1,939	$6,814
Change in accrued additions to oil and gas properties	(68,521)	22,714
Current additions to ARO	736	330

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

1.                            Organization and Description of Business

Organization

Jones Energy, Inc. (the “Company”) was formed in March 2013 as a Delaware corporation to become a publicly-traded entity and the holding company of Jones Energy Holdings, LLC (“JEH”). As the sole managing member of JEH, the Company is responsible for all operational, management and administrative decisions relating to JEH’s business and consolidates the financial results of JEH and its subsidiaries.

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the owners of JEH prior to the Company’s initial public offering (“IPO”) and can be exchanged (together with a corresponding number of units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holder to one vote on all matters to be voted on by the Company’s stockholders generally. As a result of the IPO and as of May 1, 2015, the pre-IPO owners had 74.7% and 59.0%, respectively, of the total economic interest in JEH, but with no voting rights or management power over JEH, resulting in the Company reporting this ownership interest as a non-controlling interest. Prior to the IPO, JEH owned the controlling interest in the Company; hence all of the net income earned prior to the IPO date is reflected in the net income attributable to non-controlling interests on the Consolidated Statement of Operations.

Description of Business

The Company is engaged in the acquisition, exploration, development and production of oil and natural gas properties in the mid-continent United States. The Company’s assets are located within two distinct basins in the Texas Panhandle and Oklahoma, the Anadarko Basin and the Arkoma Basin, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

Restatement of Previously Issued Financial Statements

In conjunction with our 2014 year-end audit and the preparation of our annual Form 10-K, we identified an error in our previously issued 2014 quarterly financial statements which would have been material to such statements if not restated. We recorded the adjustments on a quarterly basis in the prior periods. The Consolidated Statement of Operations for the three months ended March 31, 2014 was restated to record $1.9 million of additional depletion, depreciation and amortization expense and net income was reduced by $1.7 million accordingly.  The impact of the restatement is summarized in the table below:

	2014 Three Months Ended
	As Reported	As Restated
(in thousands)	First Quarter	First Quarter
Oil and gas properties	$1,363,393	$1,361,538
Depletion, depreciation and amortization	$39,345	$41,200
Operating income	$35,872	$34,017
Net income (loss)	$9,388	$7,708
Net income (loss) attributable to non-controlling interests	$7,715	$6,339
Net income (loss) attributable to controlling interests	$1,673	$1,369
Basic earnings per share	$0.13	$0.11
Diluted earnings per share	$0.13	$0.11

Revision of Previously Issued Financial Statements — Note 1

During the first quarter of 2015, we identified an error in our previously issued financial statements related to the over accrual for production taxes which would have been material to the quarter and could be material to projected annual results if recorded as an out of period adjustment in such period. Therefore we will revise our Consolidated Statement of Operations for the year and quarter ended December 31, 2014 in the December 31, 2015 Form 10-K to reduce Production Taxes by $1.6 million and increase Income Tax Provision by $0.1 million related to an accrual for production taxes that was not properly reversed at December 31, 2014.  As a result, net income will be increased for the year and quarter ended December 31, 2014 by $1.5 million, resulting in an increase in earnings per share of $0.02. The balance sheet impacts of the revision, which are reflected in this Form 10-Q, are included in the table below. This revision had no impact on our net cash provided by operations in our Consolidated Statement of Cash Flows for the quarter ended March 31, 2014. We have determined that this error is not material to the consolidated financial statements of any prior period presented.

In addition, we identified an error in our previously issued financial statements related to the exchange of Class B shares for Class A shares.  Therefore we revised our Consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity for the year ended December 31, 2014 as noted in the table below.    This revision had no impact on Class A or Class B shares outstanding at December 31, 2014.  We have determined that this error is not material to the consolidated financial statements of any prior period presented.

	December 31, 2014		Exchange of Class B	December 31, 2014
	As Reported	Production tax	shares	As Revised
Accounts Receivable, Oil and gas sales	$49,861	$1,621		$51,482
Deferred tax liabilities	$26,612	$144		$26,756
Additional paid in capital	$177,133		$1,630	$178,763
Retained earnings	$38,682	$268		$38,950
Non-controlling interest	$636,366	$1,209	$(1,630)	$635,945

2.                            Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements reported for March 31, 2015 and the three month period then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications include the reclassification of ad valorem taxes of $1.7 million from Lease Operating Expense to Production and Ad Valorem Taxes in the Consolidated Statement of Operations for the three months ended March 31, 2014.

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

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required by GAAP and should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect the Company’s estimates of depletion expense, impairment, and the allocation of value in our business combinations. Significant assumptions are also required in the Company’s estimates of the net gain or loss on commodity derivative assets and liabilities, fair value associated with business combinations, and asset retirement obligations (“ARO”).

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands of dollars)	2015	2014

Mineral interests in properties
Unproved	$85,498	$94,526
Proved	1,011,625	1,001,194
Wells and equipment and related facilities	1,176,120	1,094,202
	2,273,243	2,189,922

Less: Accumulated depletion and impairment	(602,841)	(551,062)
Net oil and gas properties	$1,670,402	$1,638,860

Costs to acquire mineral interests in oil and natural gas properties are capitalized. Costs to drill and equip development wells and the related asset retirement costs are capitalized. The costs to drill and equip exploratory wells are capitalized pending determination of whether the Company has discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are charged to expense. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. In the first quarter of 2015 we had no material capitalized costs associated with exploratory wells.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company did not capitalize any interest during the three months ended March 31, 2015 as no projects lasted more than six months. Depletion of oil and gas properties amounted to $51.8 million and $41.0 million for the periods ended March 31, 2015 and March 31, 2014, respectively.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands of dollars)	2015	2014

Leasehold improvements	$1,245	$1,218
Furniture, fixtures, computers and software	3,762	3,727
Vehicles	975	988
Aircraft	910	910
Other	218	219
	7,110	7,062

Less: Accumulated depreciation and amortization	(3,304)	(3,014)
Net other property, plant and equipment	$3,806	$4,048

Other property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from three years to ten years. Depreciation and amortization of other property, plant and equipment amounted to $0.3 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

Commodity Derivatives

The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the three month periods ended March 31, 2015 and 2014, the Company elected not to designate any of its commodity price risk management activities as cash-flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

Although the Company does not designate its commodity derivative instruments as cash-flow hedges, management uses those instruments to reduce the Company’s exposure to fluctuations in commodity prices related to its natural gas and oil production. Net gains and losses, at fair value, are included on the Consolidated Balance Sheet as current or noncurrent assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of commodity derivative contracts are recorded in earnings as they occur and are included in the Other Income (Expense) caption on the Consolidated Statement of Operations. See Note 3, “Fair Value Measurement,” for disclosure about the fair values of commodity derivative instruments.

Asset Retirement Obligations

The Company’s asset retirement obligations consist of future plugging and abandonment expenses on oil and natural gas properties.

A summary of the Company’s ARO for three months ended March 31, 2015 is as follows:

(in thousands of dollars)
Balance at December 31, 2014	$13,610

Liabilities incurred	736
Accretion of ARO liability	194
Liabilities settled due to sale of related properties	—
Liabilities settled due to plugging and abandonment	—
Change in estimate	2

Balance at March 31, 2015	14,542

Less: Current portion of ARO	(3,211)

Total long-term ARO at March 31, 2015	$11,331

Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”) which obligated the Company to make payments to certain current and former owners equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from exchanges of JEH Units and shares of the Company’s Class B common stock held by those owners for shares of the Company’s Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

As a result of exchanges made through March 31, 2015, the Company has accrued future tax benefits of $3.8 million and has recorded this amount as a reduction of deferred tax liabilities on its consolidated balance sheet. As of March 31, 2015, the Company has recorded a liability of $3.2 million associated with its future obligations under the TRA. The actual amount and timing of payments made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of March 31, 2015, the Company has made no payments under the TRA and does not anticipate making a material payment under the TRA in 2015.

Stock Compensation

Effective January 1, 2010, JEH implemented a management incentive plan that provided indirect awards of membership interests in JEH to members of senior management (“management units”). The management unit grants awarded prior to the initial filing of the IPO registration statement in March 2013 had a dual vesting schedule. Grants awarded after the filing of the initial IPO registration statement have a single vesting structure with equal annual installments and were valued at the IPO price, adjusted for equivalent shares. In connection with the IPO, both the vested and unvested management units were converted into the right to receive an indirect interest in JEH Units and shares of Class B common stock.

Under the Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), established in conjunction with the Company’s IPO, the Company reserved 3,850,000 shares of Class A common stock for director and employee stock-based compensation awards.

During 2014, the Company granted performance unit and restricted stock unit awards to certain officers and employees under the LTIP. The fair value of the performance units was based on the grant date fair value (using a Monte Carlo simulation model) and is expensed on a straight-line basis over the applicable three-year performance period. The number of shares of Class A common stock issuable upon vesting of the performance unit awards ranges from zero to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. The fair value of the restricted stock unit awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable vesting period.

During 2014 the Company granted each of the outside members of the Board of Directors shares of restricted Class A common stock under the LTIP. The fair value of the restricted stock grants was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable one-year vesting period.

Refer to Note 6, “Stock-based Compensation,” for additional information regarding director and employee stock-based compensation awards.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the ASC, topic 606, “Revenue from Contracts with Customers.” This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis. Early adoption is not permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a “going concern” and to provide disclosures when certain criteria are met. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of these disclosures to have a significant impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015- 01, Income Statement—Extraordinary and Unusual Items. This ASU removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. Adoption of this ASU will be applied retrospectively. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this presentation to have a significant impact on the Company’s consolidated financial statements.

3.                            Fair Value Measurement

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

The financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

	March 31, 2015
(in thousands of dollars)	Fair Value Measurements
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	—	$119,844	$1,239	$121,083
Long-term assets	—	95,743	1,652	97,395

	December 31, 2014
(in thousands of dollars)	Fair Value Measurements
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	$—	$120,604	$915	$121,519
Long-term assets	—	85,162	1,893	87,055

Long-term liabilities	—	—	28	28

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of March 31, 2015.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity Price Hedges	Fair Value (000’s)	Valuation Technique	Unobservable Input	Range

Natural gas liquid swaps	$3,007	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures prices	$8.09 - $72.52 per barrel
Natural gas basis swaps	$(116)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Forward basis prices	($0.11) – ($0.17) per MMBtu

Significant increases/decreases in natural gas liquid futures in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the three months ended March 31, 2015. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)

Balance at December 31, 2014, net	$2,780
Purchases	—
Settlements	(197)
Transfers to Level 2	—
Transfers to Level 3	—
Changes in fair value	308
Balance at March 31, 2015, net	$2,891

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	March 31, 2015		December 31, 2014
(in thousands of dollars)	Principal Amount	Fair Value	Principal Amount	Fair Value
Debt:
Revolver	$90,000	$90,000	$360,000	$360,000
2022 Notes	500,000	471,250	500,000	384,375
2023 Notes	250,000	261,720	—	—

The Revolver (as defined in Note 5) is categorized as Level 3 in the valuation hierarchy as the debt is not publicly traded and no observable market exists to determine the fair value; however, the carrying value of the Revolver approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available to the Company for those periods.

The fair value of the 2022 Notes (as defined in Note 5) is based on pricing that is readily available in the public market. Accordingly, the 2022 Notes are classified as Level 1 in the valuation hierarchy as the pricing is based on quoted market prices for the debt securities and is actively traded.

The fair value of the 2023 Notes (as defined in Note 5) is based on indicative pricing that is available in the public market. Accordingly, the 2023 Notes are classified as Level 2 in the valuation hierarchy as the pricing is based on quoted market prices for the debt securities but is not actively traded.

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

The Company reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. As such, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. The Company assessed its proved and unproved properties for impairment as of March 31, 2015 and no impairment charges were recorded. If assumptions associated with the calculation of future cash flows were to change, an impairment charge may be required to be recognized in future periods.

4.                            Derivative Instruments and Hedging Activities

The Company had various commodity derivatives in place as of March 31, 2015 and December 31, 2014, as follows:

Hedging Positions

	March 31, 2015
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$48.45	$101.03	$82.05	March 2019
	Barrels per month	15,000	214,496	109,658
Natural gas swaps	Exercise price	$2.73	$6.45	$4.39	March 2019
	mmbtu per month	200,000	1,745,120	1,093,360
Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.19)	March 2016
	mmbtu per month	110,000	590,000	452,500
Natural gas liquids swaps	Exercise price	$8.09	$95.24	$36.19	December 2017
	Barrels per month	2,000	159,000	62,000

	December 31, 2014
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$75.05	$100.95	$84.20
	Barrels per month	45,000	184,054	113,852	December 2018
Natural gas swaps	Exercise price	$3.37	$6.45	$4.40
	mmbtu per month	710,000	1,772,584	1,175,275	December 2018
Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.21)
	mmbtu per month	320,000	980,000	716,667	March 2016
Natural gas liquids swaps	Exercise price	$8.09	$95.24	$42.46
	Barrels per month	2,000	143,000	50,444	December 2017

The Company recognized a net gain on derivative instruments of $46.3 million for the three months ended March 31, 2015 and a net loss of $17.3 million for the three months ended March 31, 2014.

Offsetting Assets and Liabilities

As of March 31, 2015 the counterparties to our commodity derivative contracts consisted of seven financial institutions. All of our counterparties or their affiliates are also lenders under our credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

We adopted the guidance requiring disclosure of both gross and net information about financial instruments eligible for netting in the balance sheet under our derivative agreements. The following table presents information about our commodity derivative contracts which are netted on our Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014:

(in thousands)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
March 31, 2015
Commodity derivative contracts
Assets	$219,359	$(881)	$218,478	$—	$218,478
Liabilities	(881)	881	—	—	—
December 31, 2014
Commodity derivative contracts
Assets	$208,646	$(72)	$208,574	$—	$208,574
Liabilities	(100)	72	(28)	—	(28)

5.                            Long-Term Debt

Senior Unsecured Notes

Senior notes consisted of the following at March 31, 2015 and December 31, 2014:

(in thousands of dollars)	March 31,2015	December 31, 2014
2022 Notes	$500,000	$500,000
2023 Notes	250,000	—
Total principal amount	750,000	500,000
Less: unamortized discount	(13,356)	—
Total carrying amount	$736,644	$500,000

On April 1, 2014, JEH and Jones Energy Finance Corp., JEH’s wholly-owned subsidiary formed for the sole purpose of co-issuing certain of JEH’s debt (together the “Issuers”), sold $500.0 million in aggregate principal amount of the Issuers’ 6.75% senior notes due 2022 (the “2022 Notes”). The Company used the net proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan ($160.0 million), a portion of the outstanding borrowings under the Revolver ($308.0 million) and for working capital and general corporate purposes. The Company subsequently terminated the Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014. As of March 31, 2015, the Company had $16.9 million in interest accrued related to the 2022 Notes. Total interest expense related to the 2022 Notes amounted to $8.4 million for the three months ended March 31, 2015.

On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the “2023 Notes”) in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015. As of March 31, 2015, the Company had $2.3 million in interest accrued related to the 2023 Notes. Total interest expense related to the 2023 Notes amounted to $2.5 million for the three months ended March 31, 2015.

The 2022 and 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of its significant subsidiaries. The 2022 and 2023 Notes will be senior in right of payment to any future subordinated indebtedness of the Issuers.

The Company may redeem the 2022 Notes at any time on or after April 1, 2017 and the 2023 Notes at any time on or after March 15, 2018 at a declining redemption price set forth in the indentures, plus accrued and unpaid interest.

The indentures governing the 2022 and 2023 Notes are substantially similar and contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness or issue certain preferred stock, pay dividends on capital stock, transfer or sell assets, make investments, create certain liens, enter into agreements that restrict dividends or other payments from the Company’s restricted subsidiaries to the Company, consolidate, merge or transfer all of the Company’s assets, engage in transactions with affiliates or create unrestricted subsidiaries. However, many of these covenants will be suspended if the Notes are rated investment grade.

Other Long-Term Debt

The Company entered into two credit agreements dated December 31, 2009, with Wells Fargo Bank N.A.: the Senior Secured Revolving Credit Facility (the “Revolver”) and the Second Lien Term Loan (the “Term Loan”), each of which have been or were amended periodically. On April 1, 2014, the Term Loan was repaid in full and terminated in connection with the issuance of the 2022 Notes. On November 6, 2014, the Company amended the Revolver to, among other things, increase the borrowing base under the Revolver from $550.0 million to $625.0 million until the next redetermination thereof, and extend the maturity date of the Revolver to November 6, 2019. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The borrowing base on the Revolver was subsequently adjusted to $562.5 million in accordance with its terms as a result of the issuance of the 2023 Notes in February 2015 and was reaffirmed at this level effective April 1, 2015.

The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base which limits the amount of borrowings which may be drawn thereunder. The borrowing base will be redetermined by the lenders at least semi-annually on or about April 1 and October 1 of each year. Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one-month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the three months ended March 31, 2015, the average interest rate under the Revolver was 2.46% on an average outstanding balance of $271.9 million. For the three months ended March 31, 2014, the average interest rate under the Revolver was 2.87% on an average outstanding balance of $510.4 million.

Total interest and commitment fees under the Revolver were $2.0 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. Total interest and commitment fees under the Term Loan were $3.6 million for the three months ended March 31, 2014.

We are subject to certain covenants under the Revolver which include, but are not limited to, restrictions on asset sales, distributions to members, and incurrence of additional indebtedness, and financial covenants which require the maintenance of certain financial ratios, including a maximum leverage ratio, and a minimum current ratio. The Company was in compliance with these covenants at March 31, 2015.

6.                            Stock-based Compensation

Management Unit Awards

Prior to the IPO, JEH granted management units to certain officers and employees under a previously existing management incentive plan. These awards had various vesting schedules, and a portion of the management units vested in a lump sum at the IPO date. In connection with the IPO, both the vested and unvested management units were converted into the right to receive JEH Units and shares of Class B common stock. No new JEH Units or shares of Class B common stock are created upon a vesting event. The JEH Units (together with a corresponding number of shares of Class B common stock) will become exchangeable into a like number of shares of Class A common stock upon vesting or forfeiture. No new management units have been awarded since the IPO.  Grants listed below reflect the transfer of JEH units that occurred upon forfeiture. The following table summarizes information related to the vesting of JEH Units:

	JEH Units	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	274,385	$15.00
Granted	1,909	15.00
Forfeited	(1,909)	15.00
Vested	(1,909)	15.00
Unvested at March 31, 2015	272,476	$15.00

Stock compensation expense associated with the JEH Units was $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

The Company has granted Restricted Stock Unit awards and Performance Unit awards to certain employees and Restricted Stock awards to its non-employee directors under its 2013 Omnibus Incentive Plan.

Restricted Stock Unit Awards

The Company has outstanding restricted stock unit awards granted to certain officers and employees of the Company. The fair value of the restricted stock unit awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable vesting period. The total number of units awarded to officers and employees is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	324,897	$17.33
Granted	3,379	11.41
Forfeited	(7,375)	17.07
Vested	—	—
Unvested at March 31, 2015	320,901	$17.27

Stock compensation expense associated with the employee restricted stock unit awards for the three months ended March 31, 2015 was $0.5 million, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company did not incur any stock compensation expense associated with employee restricted stock unit awards in the three months ended March 31, 2014.

Performance Unit Awards

The Company has outstanding performance unit awards granted to certain officers of the Company. Upon the completion of the applicable three-year performance period, each officer will vest in a number of performance units. The number of performance units in which each officer vests at such time will range from 0% to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. Each vested performance unit is exchangeable for one share of the Company’s Class A common stock. The grant date fair value of the performance units was determined using a Monte Carlo simulation model, which results in an estimated percentage of performance units earned. The fair value of the performance units is expensed on a straight-line basis over the applicable three-year performance period.

The total number of units awarded to the officers is as follows:

	Performance Unit Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	192,998	$21.65
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2015	192,998	$21.65

Stock compensation expense associated with the performance unit awards for the three months ended March 31, 2015 was $0.4 million, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The Company did not incur any stock compensation expense associated with employee performance unit awards in the three months ended March 31, 2014.

Restricted Stock Awards

The Company has outstanding restricted stock awards granted to non-employee members of the Board of Directors. The restricted stock will vest contingent upon the director serving as a director of the Company for a one-year service period in accordance with the terms of the award. The fair value of the awards was based on the price of the Company’s Class A common stock on the date of grant.

The total number of shares awarded to the directors is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	27,430	$18.77
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2015	27,430	$18.77

Stock compensation expense associated with the Board of Directors awards for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.1 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

7.                            Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, Earnings Per Share, awards of nonvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three months ending March, 31, 2015, 27,430 restricted shares, 320,901 restricted stock units, and 192,998 performance units were excluded from the calculation as they would have had an anti-dilutive effect. The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the three months ended March 31, 2015:

(in thousands, except per share data)	Three Months Ended March 31, 2015
Income (numerator):
Net income attributable to controlling interests	$2,188

Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	18,304
Weighted-average number of shares of Class A common stock - diluted	18,304

Earnings per share:
Basic	$0.12
Diluted	$0.12

8.                            Commitments and Contingencies

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

The Company’s effective tax rate for the three months ended March 31, 2015 was 29.2%. The effective rate differs from the statutory rate of 35% primarily due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, and other permanent differences. On a year to date basis, the difference in effective rate between reported periods reflects differences in the composition of estimated income and the Company’s tax expense in Texas.

The Company’s income tax provision was an expense of $2.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. See the table below for the allocation of the income tax provision between the controlling and non-controlling interests.

	Three Months Ended March 31,
(in thousands of dollars)	2015	(Restated) 2014

Jones Energy, Inc.	$441	$858
Non-controlling interest	1,903	223
Income tax provision (benefit)	$2,344	$1,081

The Company had deferred tax assets for its federal and state loss carryforwards at March 31, 2015 recorded in non-current deferred taxes. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.

On April 15, 2015, the Company received notification from the Internal Revenue Service that JEH and its subsidiaries were selected for a U.S. Federal income tax examination for the tax year ended December 31, 2013.

10.                     Subsidiary Guarantors

On April 1, 2014, the Issuers sold $500.0 million in aggregate principal amount of the 2022 Notes. On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of the 2023 Notes.

The 2022 Notes and the 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of JEH’s current subsidiaries (except Jones Energy Finance Corp. and two immaterial subsidiaries) and certain future subsidiaries, including any future subsidiaries that guarantee any indebtedness under the Revolver. Each subsidiary guarantor is 100% owned by JEH, and all guarantees are full, unconditional, and joint and several with all other subsidiary guarantees and the parent guarantee. Any subsidiaries of JEH other than the subsidiary guarantors and Jones Energy Finance Corp. are minor.

The Company is a holding company and has no independent assets or operations of its own. The Company is the sole managing member of JEH and is responsible for all operational, management and administrative decisions related to JEH’s business. In accordance with JEH’s limited liability company agreement, the Company may not be removed as the sole managing member of JEH.

As of March 31, 2015, the Company held approximately 40.9% of the economic interest in JEH, with the remaining 59.1% economic interest held by a group of investors that owned interests in JEH prior to the Company’s IPO (the “Existing Owners”). The Existing Owners have no voting rights with respect to their economic interest in JEH.

The Company has two classes of common stock, Class A common stock, which was sold to investors in the IPO, and Class B common stock. Pursuant to the Company’s certificate of incorporation, each share of Class A common stock is entitled to one vote per share, and the shares of Class A common stock are entitled to 100% of the economic interests in the Company. Each share of Class B common stock has no economic rights in the Company, but entitles its holder to one vote on all matters to be voted on by the Company’s stockholders generally.

In connection with a reorganization that occurred immediately prior to the IPO, each Existing Owner was issued a number of shares of Class B common stock that is equal to the number of JEH Units that such Existing Owner holds. Holders of the Company’s Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. Accordingly, the Existing Owners collectively have a number of votes in the Company equal to the aggregate number of JEH Units that they hold.

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

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

March 31, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$1,000	$27,141	$30	$—	$28,271
Restricted cash	—	—	186	—	—	186
Accounts receivable, net
Oil and gas sales	—	—	32,098	—	—	32,098
Joint interest owners	—	—	25,024	—	—	25,024
Other	—	12,552	3,069	—	—	15,621
Commodity derivative assets	—	121,083	—	—	—	121,083
Other current assets	70	421	2,630	—	—	3,121
Intercompany receivable	12,174	1,189,632	—	—	(1,201,806)	—
Total current assets	12,344	1,324,688	90,148	30	(1,201,806)	225,404
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,670,402	—	—	1,670,402
Other property, plant and equipment, net	—	—	3,032	774	—	3,806
Commodity derivative assets	—	97,395	—	—	—	97,395
Other assets	—	20,507	254	—	—	20,761
Deferred tax assets	221	—	—	—	—	221
Investment in subsidiaries	357,696	—	—	—	(357,696)	—
Total assets	$370,261	$1,442,590	$1,763,836	$804	$(1,559,502)	$2,017,989
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$473	$60,991	$—	$—	$61,464
Oil and gas sales payable	—	—	56,073	—	—	56,073
Accrued liabilities	—	19,257	13,270	—	—	32,527
Deferred tax liabilities	—	671	—	—	—	671
Asset retirement obligations	—	—	3,211	—	—	3,211
Intercompany payable	—	—	1,324,841	2,351	(1,327,192)	—
Total current liabilities	—	20,401	1,458,386	2,351	(1,327,192)	153,946
Long-term debt	—	90,000	—	—	—	90,000
Senior notes	—	736,644	—	—	—	736,644
Deferred revenue	—	12,852	—	—	—	12,852
Commodity derivative liabilities	—	—	—	—	—	—
Asset retirement obligations	—	—	11,331	—	—	11,331
Liability under tax receivable agreement	3,248	—	—	—	—	3,248
Deferred tax liabilities	19,879	8,643	—	—	—	28,522
Total liabilities	23,127	868,540	1,469,717	2,351	(1,327,192)	1,036,543
Stockholders’ / members’ equity
Members’ equity	—	574,050	294,119	(1,547)	(866,622)	—
Class A common stock, $0.001 par value; 25,231,004 shares issued and 25,208,402 shares outstanding	25	—	—	—	—	25
Class B common stock, $0.001 par value; 36,422,660 shares issued and outstanding	37	—	—	—	—	37
Treasury stock, at cost; 22,602 shares	(358)	—	—	—	—	(358)
Additional paid-in-capital	306,292	—	—	—	—	306,292
Retained earnings	41,138	—	—	—	—	41,138
Stockholders’ equity	347,134	574,050	294,119	(1,547)	(866,622)	347,134
Non-controlling interest	—	—	—	—	634,312	634,312
Total stockholders’ equity	347,134	574,050	294,119	(1,547)	(232,310)	981,446
Total liabilities and stockholders’ equity	$370,261	$1,442,590	$1,763,836	$804	$(1,559,502)	$2,017,989

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

March 31, 2014

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$1,000	$26,127	$70	$—	$27,297
Restricted cash	—	—	67	—	—	67
Accounts receivable, net
Oil and gas sales	—	—	80,500	—	—	80,500
Joint interest owners	—	—	58,895	—	—	58,895
Other	—	—	4,246	—	—	4,246
Commodity derivative assets	—	4,168	—	—	—	4,168
Other current assets	—	313	2,201	—	—	2,514
Intercompany receivable	668	1,063,572	—	—	(1,064,240)	—
Total current assets	768	1,069,053	172,036	70	(1,064,240)	177,687
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,361,538	—	—	1,361,538
Other property, plant and equipment, net	—	—	2,607	865	—	3,472
Commodity derivative assets	—	20,806	—	—	—	20,806
Other assets	—	13,867	397	—	—	14,264
Deferred tax assets	783	—	—	—	—	783
Investment in subsidiaries	171,308	—	—	—	(171,308)	—
Total assets	$172,859	$1,103,726	$1,536,578	$935	$(1,235,548)	$1,578,550
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$725	$126,061	$—	$—	$126,786
Oil and gas sales payable	—	—	82,979	—	—	82,979
Accrued liabilities	—	4,507	12,978	—	—	17,485
Commodity derivative liabilities	—	11,830	—	—	—	11,830
Asset retirement obligations	—	—	2,794	—	—	2,794
Intercompany payable	—	—	1,064,125	2,300	(1,066,425)	—
Total current liabilities	—	17,062	1,288,937	2,300	(1,066,425)	241,874
Long-term debt	—	678,000	—	—	—	678,000
Senior notes	—	—	—	—	—	—
Deferred revenue	—	14,287	—	—	—	14,287
Commodity derivative liabilities	—	104		—	—	104
Asset retirement obligations	—	—	8,632	—	—	8,632
Liability under tax receivable agreement	—	—	—	—	—	—
Deferred tax liabilities	—	3,365	—	—	—	3,365
Total liabilities	—	712,818	1,297,569	2,300	(1,066,425)	946,262
Stockholders’ / members’ equity
Members’ equity	—	390,908	239,009	(1,365)	(628,552)	—
Class A common stock, $0.001 par value; 12,526,580 shares issued and outstanding	13	—	—	—	—	13
Class B common stock, $0.001 par value; 36,836,333 shares issued and outstanding	37	—	—	—	—	37

Additional paid-in-capital	173,626	—	—	—	—	173,626
Retained earnings	(817)	—	—	—	—	(817)
Stockholders’ equity	172,859	390,908	239,009	(1,365)	(628,552)	172,859
Non-controlling interest	—	—	—	—	459,429	459,429
Total stockholders’ equity	172,859	390,908	239,009	(1,365)	(169,123)	632,288
Total liabilities and stockholders’ equity	$172,859	$1,103,726	$1,536,578	$935	$(1,235,548)	$1,578,550

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2015

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$57,234	$—	$—	$57,234
Other revenues	—	525	337	—	—	862
Total operating revenues	—	525	57,571	—	—	58,096
Operating costs and expenses
Lease operating	—	—	12,262	—	—	12,262
Production and ad valorem taxes	—	—	3,708	—	—	3,708
Exploration	—	—	164	—	—	164
Depletion, depreciation and amortization	—	—	52,060	23	—	52,083
Accretion of ARO liability	—	—	194	—	—	194
General and administrative (including non-cash compensation expense)	—	2,827	5,661	23	—	8,511
Other operating	—	—	3,012	—	—	3,012
Total operating expenses	—	2,827	77,061	46	—	79,934
Operating income	—	(2,302)	(19,490)	(46)	—	(21,838)
Other income (expense)
Interest expense	—	(13,684)	(445)	—	—	(14,129)
Net gain on commodity derivatives	—	46,306	—	—	—	46,306
Other income (expense)	—	(2,273)	(26)	—	—	(2,299)
Other income (expense), net	—	30,349	(471)	—	—	29,878
Income (loss) before income tax	—	28,047	(19,961)	(46)	—	8,040
Equity interest in income	2,629	—	—	—	(2,629)	—
Income tax provision	441	1,903	—	—	—	2,344
Net income (loss)	$2,188	$26,144	$(19,961)	$(46)	$(2,629)	$5,696
Net income attributable to non-controlling interests	—	—	—	—	3,508	3,508
Net income attributable to controlling interests	$2,188	$—	$—	$—	$—	$2,188

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2014

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$97,867	$—	$—	$97,867
Other revenues	—	244	133	—	—	377
Total operating revenues	—	244	98,000	—	—	98,244
Operating costs and expenses
Lease operating	—	—	8,344	—	—	8,344
Production and ad valorem taxes	—	—	6,432	—	—	6,432
Exploration	—	—	2,821	—	—	2,821
Depletion, depreciation and amortization	—	—	41,177	23	—	41,200
Accretion of ARO liability	—	—	170	—	—	170
General and administrative (including non-cash compensation expense)	—	1,616	3,622	22	—	5,260
Total operating expenses	—	1,616	62,566	45	—	64,227
Operating income	—	(1,372)	35,434	(45)	—	34,017
Other income (expense)
Interest expense	—	(7,992)	(51)	—	—	(8,043)
Net gain on commodity derivatives	—	(17,250)	—	—	—	(17,250)
Other income (expense)	—	—	65	—	—	65
Other income (expense), net	—	(25,242)	14	—	—	(25,228)
Income (loss) before income tax	—	(26,614)	35,448	(45)	—	8,789
Equity interest in income	2,227	—	—	—	(2,227)	—
Income tax provision	858	223	—	—	—	1,081
Net income (loss)	$1,369	$(26,837)	$35,448	$(45)	$(2,227)	$7,708
Net income attributable to non-controlling interests	—	—	—	—	6,339	6,339
Net income attributable to controlling interests	$1,369	$—	$—	$—	$—	$1,369

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,188	$26,144	$(19,961)	$(46)	$(2,629)	$5,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(125,389)	(23,757)	185,866	46	2,629	39,395
Net cash (used in) / provided by operations	(123,201)	2,387	165,905	—	—	45,091
Cash flows from investing activities
Additions to oil and gas properties	—	—	(151,104)	—	—	(151,104)
Net adjustments to purchase price of properties acquired	—	—	—	—	—	—
Proceeds from sales of assets	—	—	3	—	—	3
Acquisition of other property, plant and equipment	—	—	(62)	—	—	(62)
Current period settlements of matured derivative contracts	—	32,611	—	—	—	32,611
Change in restricted cash	—	—	(37)	—	—	(37)
Net cash (used in) / provided by investing	—	32,611	(151,200)	—	—	(118,589)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	65,000	—	—	—	65,000
Repayment under long-term debt	—	(335,000)	—	—	—	(335,000)
Proceeds from senior notes	—	236,475	—	—	—	236,475
Payment of debt issuance costs	—	(1,473)	—	—	—	(1,473)
Proceeds from sale of common stock, net of expense	123,201	—	—	—	—	123,201
Purchase of treasury stock	—	—	—	—	—	—
Net cash (used in) / provided by financing	123,201	(34,998)	—	—	—	88,203
Net increase (decrease) in cash	—	—	14,705	—	—	14,705
Cash
Beginning of period	100	1,000	12,436	30	—	13,566
End of period	$100	$1,000	$27,141	$30	$—	$28,271

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,369	$(26,837)	$35,448	$(45)	$(2,227)	$7,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(1,369)	6,995	44,602	45	2,227	52,500
Net cash (used in) / provided by operations	—	(19,842)	80,050	—	—	60,208
Cash flows from investing activities
Additions to oil and gas properties	—	—	(85,028)	—	—	(85,028)
Net adjustments to purchase price of properties acquired	—	—	13,681	—	—	13,681
Proceeds from sales of assets	—	—	66	—	—	66
Acquisition of other property, plant and equipment	—	—	(270)	—	—	(270)
Current period settlements of matured derivative contracts	—	(4,663)	—	—	—	(4,663)
Change in restricted cash	—	—	(22)	—	—	(22)
Net cash (used in) / provided by investing	—	(4,663)	(71,573)	—	—	(76,236)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	20,000	—	—	—	20,000
Repayment under long-term debt	—	—	—	—	—	—
Proceeds from senior notes	—	—	—	—	—	—
Payment of debt issuance costs	—	(495)	—	—	—	(495)
Purchase of treasury stock	—	—	—	—	—	—
Net cash (used in) / provided by financing	—	19,505	—	—	—	19,505
Net increase (decrease) in cash	—	(5,000)	8,477	—	—	3,477
Cash
Beginning of period	100	6,000	17,650	70	—	23,820
End of period	$100	$1,000	$26,127	$70	$—	$27,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 6, 2015 with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled over 790 total wells, including over 605 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within two distinct basins in the Texas Panhandle and Oklahoma:

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

Our profitability and ability to grow depend principally on the prices we obtain for our hydrocarbons, the volumes we produce and our ability to drill and complete wells at lower costs than other operators in our areas. Oil, natural gas and NGL prices historically have been volatile, may fluctuate widely in the future and are dependent on factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Development of unconventional oil and gas in the U.S. continues to change the landscape of the onshore resource as well as pricing for the commodities. Henry Hub natural gas spot price decreased from an average of $8.86 MMBtu in 2008 to an average of $4.42 MMBtu in 2014 as the local domestic supply of natural gas increased substantially and the commodity became decoupled from the price of oil. Over the same time period, as the global economic environment improved, West Texas Intermediate spot prices for oil ranged from less than $40 per barrel to greater than $140 per barrel. In light of price volatility, we continually evaluate and adjust our drilling program to allocate capital to wells that we believe will provide the most attractive returns. Additionally, we hedge a substantial portion of our expected future oil and gas production to reduce our exposure to fluctuations in commodity price. See “Quantitative and qualitative disclosures about market risk— Commodity price risk and hedges” below for discussion of our hedging and hedge positions.

First Quarter 2015 Highlights:

•                  Average daily net production for the quarter was 26.4 MBoe/d; oil production in the first quarter of 2015 was 8.4 MBoe/d, up 27% from the fourth quarter of 2014

•                  Cleveland daily net production for the quarter was 19.0 MBoe/d, up 11% from the fourth quarter of 2014; oil composed 41% of the total average daily volume

•                  Spud twelve 33-stage open-hole wells to date, eleven of which have been completed and are either flowing back or producing; production results are consistent with expectations

•                  Achieved targeted 30% cost savings that reduced the average Cleveland 33 stage open-hole AFE from $3.8 million to $2.65 million two months ahead of plan

•                  Achieved new company records for spud to rig release of 13.7 days and one day lateral length drilled of over 1,900 feet

•                  Reaffirmed borrowing base for senior secured revolving credit facility at $562.5 million

Results of Operations

The following table summarizes our revenues, expenses and production data for the periods indicated.

(in thousands of dollars except for production, sales price	Three Months Ended March 31,
and average cost data)	2015	2014	Change

Revenues:
Oil	$33,349	$53,924	$(20,575)
Natural gas	14,507	21,385	(6,878)
NGLs	9,378	22,558	(13,180)
Total oil and gas	57,234	97,867	(40,633)
Other	862	377	485
Total operating revenues	58,096	98,244	(40,148)
Costs and expenses:
Lease operating	12,262	8,344	3,918
Production and ad valorem taxes	3,708	6,432	(2,724)
Exploration	164	2,821	(2,657)
Depletion, depreciation and amortization	52,083	41,200	10,883
Accretion of ARO liability	194	170	24
General and administrative	8,511	5,260	3,251
Other operating	3,012	—	3,012
Total costs and expenses	79,934	64,227	15,707
Operating income	(21,838)	34,017	(55,855)
Other income (expenses):
Interest expense	(14,129)	(8,043)	(6,086)
Net gain (loss) on commodity derivatives	46,306	(17,250)	63,556
Other income (expense)	(2,299)	65	(2,364)
Total other income (expense)	29,878	(25,228)	55,106
Income before income tax	8,040	8,789	(749)
Income tax provision	2,344	1,081	1,263
Net income (loss)	5,696	7,708	(2,012)
Net income (loss) attributable to non-controlling interests	3,508	6,339	(2,831)
Net income (loss) attributable to controlling interests	$2,188	$1,369	$819

Net production volumes:
Oil (MBbls)	756	575	181
Natural gas (MMcf)	5,964	5,009	955
NGLs (MBbls)	627	523	104
Total (MBoe)	2,377	1,933	444
Average net (Boe/d)	26,411	21,478	4,933
Average sales price, unhedged:
Oil (per Bbl), unhedged	$44.11	$93.78	$(49.67)
Natural gas (per Mcf), unhedged	2.43	4.27	(1.84)
NGLs (per Bbl), unhedged	14.96	43.13	(28.17)
Combined (per Boe) realized, unhedged	24.08	50.63	(26.55)
Average sales price, hedged:
Oil (per Bbl), hedged	$71.98	$87.57	$(15.59)
Natural gas (per Mcf), hedged	3.69	4.06	(0.37)
NGLs (per Bbl), hedged	27.41	38.75	(11.34)
Combined (per Boe) realized, hedged	39.38	47.06	(7.68)
Average costs (per Boe):
Lease operating	$5.16	$4.32	$0.84
Production and ad valorem taxes	1.56	3.33	(1.77)
Depletion, depreciation and amortization	21.91	21.31	0.60
General and administrative	3.58	2.72	0.86

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014

Reconciliation of EBITDAX to net income
Net income	$5,696	$7,708
Interest expense	13,361	7,260
Exploration expense	—	2,821
Income taxes	2,344	1,081
Amortization of deferred financing costs	768	700
Depreciation and depletion	52,083	41,200
Accretion of ARO liability	194	170
Other non-cash charges	407	67
Stock compensation expense	1,424	457
Other non-cash compensation expense	109	127
Net (gain) loss on commodity derivatives	(46,306)	17,250
Current period settlements of matured derivative contracts	36,375	(6,909)
Amortization of deferred revenue	(525)	(244)
(Gain) loss on sales of assets	26	(65)
Stand-by rig costs	3,012	—
Financing expenses and other loan fees	2,273	83
EBITDAX	$71,241	$71,706

Adjusted Net Income is a supplemental non GAAP financial measure that is used by management and external users of the Company’s consolidated financial statements.

We define Adjusted Net Income as net income excluding the impact of certain non-cash items — including gains or losses on commodity derivative instruments not yet settled, impairment of oil and gas properties, and non-cash compensation expense — and certain unusual or non-recurring items. We believe adjusted net income is useful to investors because it provides readers with a more meaningful measure of our profitability before recording certain items for which the timing or amount cannot be reasonably determined. However, this measure is provided in addition to, not as an alternative for, and should be read in conjunction with, the information contained in our financial statements prepared in accordance with GAAP. Our computations of adjusted net income may not be comparable to other similarly titled measures of other companies. The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended March 31,
(in thousands of dollars, except per share data)	2015	2014

Net income	$5,696	$7,708
Net (gain) loss on commodity derivatives	(46,306)	17,250
Current period settlements of matured derivative contracts	36,375	(6,909)
Non-cash stock compensation expense	1,424	457
Other non-cash compensation expense	109	127
Stand-by rig costs	3,012	—
Financing expenses	2,250	—
Tax impact(1)	340	(1,029)
Adjusted net income	$2,900	$17,604

Adjusted net income attributable to non-controlling interests	1,385	14,452
Adjusted net income attributable to controlling interests	$1,515	$3,152

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014

Earnings per share (basic and diluted)	$0.12	$0.11
Net (gain) loss on commodity derivatives	(0.83)	0.35
Current period settlements of matured derivative contracts	0.65	(0.14)
Non-cash stock compensation expense	0.03	0.01
Other non-cash compensation expense	—	0.01
Stand-by rig costs	0.05	—
Financing expenses	0.04	—
Tax impact(1)	0.02	(0.08)
Adjusted earnings per share (basic and diluted)	$0.08	$0.26

Effective tax rate on net income attributable to controlling interests	36.1%	36.5%

(1) In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Operating revenues

Oil and gas sales. Oil and gas sales decreased $40.7 million, or 41.6%, to $57.2 million for the three months ended March 31, 2015, as compared to $97.9 million for the three months ended March 31, 2014. The decrease is attributable to decreases in average prices for all products, partially offset by increases in production. The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $93.78 per Bbl for the three months ended March 31, 2014 to $44.11 per Bbl for the three months ended March 31, 2015, or 53.0%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $4.27 per Mcf for the three months ended March 31, 2014 to $2.43 per Mcf for the three months ended March 31, 2015, or 43.1%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, decreased from $43.13 per Bbl for the three months ended March 31, 2014 to $14.96 per Bbl for the three months ended March 31, 2015, or 65.3%. Partially offsetting the decrease in prices, average daily production increased 23.0% to 26,411 Boe per day for the three months ended March 31, 2015 as compared to 21,478 Boe per day for the three months ended March 31, 2014.  The increase in production was driven by the year-over-year increase in producing wells due to continued drilling activity.

Costs and expenses

Lease operating. Lease operating expenses increased $4.0 million, or 48.2%, to $12.3 million for the three months ended March 31, 2015, as compared to $8.3 million for the three months ended March 31, 2014. The increase in lease operating expenses is partially attributable to the 23.0% increase in production volumes. On a per unit basis, lease operating expenses increased $0.84 per Boe, or 19.4%, from $4.32 per Boe in first quarter of 2014 to $5.16 per Boe in the first quarter of 2015. The increase is principally attributable to increases in certain types of expenses such as compressors and salt water disposal costs.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $2.7 million (42.2%) to $3.7 million for the three months ended March 31, 2015, as compared to $6.4 million for the three months ended March 31, 2014. Overall Production and ad valorem taxes decreased in conjunction with the 40.8% decrease in revenue. Estimated ad valorem taxes accounted for $0.9 million of the decrease from $1.7 million for the three months ended March 31, 2014 to $0.8 million for the three months ended March 31, 2015, reflecting anticipated lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes increased from 4.9% for the three months ended March 31, 2014 to 5.1% for the three months ended March 31, 2015. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate can be impacted by numerous factors and the mix of producing wells at any given time.

Exploration. Exploration expense decreased from $2.8 million for the three months ended March 31, 2014 to $0.2 million for the three months ended March 31, 2015. During the first quarter of 2014, we wrote off all capitalized costs associated with one unsuccessful exploratory well. There were no exploratory wells drilled in the first quarter of 2015.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $10.9 million (26.5%) to $52.1 million for the three months ended March 31, 2015, as compared to $41.2 million for the three months ended March 31, 2014. The increase was primarily the result of continued drilling activity. On a per unit basis, depletion expense increased $0.60 per Boe or 2.8% from $21.31 per Boe for the three months ended March 31, 2014 as compared to $21.91 per Boe for the three months March 31, 2015.

General and administrative. General and administrative expenses increased by $3.2 million, or 60.4%, to $8.5 million for the three months ended March 31, 2015, as compared to $5.3 million for the three months ended March 31, 2014. Salary and compensation accounted for $1.8 million of the increase from $4.2 million for the three months ended March 31, 2014 to $6.0 million for the three months ended March 31, 2015. This increase is attributable to increases in headcount during 2014 and to stock compensation expense associated with stock awards granted under our LTIP. The remainder of the increase was primarily attributable to increases in professional fees including higher accounting, tax, and legal fees associated with the Company’s financing activity. Excluding non-cash compensation expense, general and administrative expense increased, on a per unit basis, from $2.42 per Boe for the three months ended March 31, 2014 to $2.94 for the three months ended March 31, 2015.

Other operating expense. Other operating expense of $3.0 million for the three months ended March 31, 2015 represents stand-by rig costs associated with the termination of four drilling rigs.  This is a non-recurring charge for which total estimated cost is $4.4 million, with the remaining estimated $1.4 million to be recognized by the end of the second quarter.

Net gain (loss) on commodity derivatives. The net gain or loss on commodity derivatives increased by $63.6 million to a gain of $46.3 million for the three months ended March 31, 2015, as compared to a loss of $17.3 million for the three months ended March 31, 2014. The gain was driven by lower average crude oil and natural gas prices ($48.49 and $2.90, respectively) for the first quarter of 2015, as compared to the average crude oil and natural gas prices ($98.68 and $4.94, respectively) for the first quarter of 2014.

Income taxes. Our provision for federal and state income taxes for the three months ended March 31, 2015 was an expense of $2.3 million as compared to $1.1 million for the three months ended March 31, 2014. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public equity sales and debt offerings, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at March 31, 2015 reflects a positive working capital balance largely due to the reduction in accounts payable. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital. Our borrowing base at March 31, 2015 was $562.5 million, of which $90 million was utilized and $472.5 million was available.

On February 23, 2015, the Company sold $250.0 million in aggregate principal amount of 9.25% senior unsecured notes due 2023 (or the “2023 Notes”) in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The Company used the net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver and for working capital and general corporate purposes. The borrowing base on the Revolver was subsequently adjusted to $562.5 million in accordance with its terms as a result of the issuance of the 2023 Notes.  On April 17, 2015, the borrowing base was re-affirmed by our lenders under the Revolver during the semi-annual borrowing base re-determination.

On February 17, 2015, we completed the issuance and sale of 7,500,000 shares of Class A common stock to the public at a price of $10.25 per share under our registration statement on Form S-3, which we refer to as the Public Equity Offering.

On February 23, 2015, we completed the sale of an aggregate of $50.0 million of Class A common stock to certain affiliates of GSO Capital Partners LP and Magnetar Capital LLC in a direct placement of registered shares under our registration statement on Form S-3, which we refer to as the Private Equity Offering. The foregoing description of the 2023 Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture pursuant to which the 2023 Notes were issued and the Registration Rights Agreement related thereto, which are filed with this report as Exhibits 4.1 and 4.2, respectively, and are incorporated herein by reference.

The sum of these capital transactions enabled the Company to substantially improve its near-term liquidity.  The combination of cash on hand and availability under the Revolver was nearly $500 million at March 31, 2015.

Our capital budget is primarily focused on the development of existing core areas in the Cleveland through exploitation and development. The amount of capital we expend may fluctuate materially based on market conditions, the economic returns being realized and the success of our drilling results.

The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. If oil and gas prices decline below our acceptable levels or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014

Net cash provided by operating activities	$45,091	$60,208
Net cash used in investing activities	(118,589)	(76,236)
Net cash provided by financing activities	88,203	19,505
Net increase in cash	$14,705	$3,477

Cash flow provided by operating activities

Net cash provided by operating activities was $45.1 million during the three months ended March 31, 2015 as compared to net cash provided by operating activities of $60.2 million during the three months ended March 31, 2014. The decrease in operating cash flows was primarily due to the $40.7 million decrease in oil and gas revenues for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven by declines in prices for all products.  In addition, interest expense increased $6.1 million with the increase in debt to support the expanded drilling program.

Cash flow used in investing activities

Net cash used in investing activities was $118.6 million during the three months ended March 31, 2015 as compared to net cash used in investing activities of $76.2 million during the three months ended March 31, 2014. The increase was primarily driven by an increase in cash payments for capital expenditures. With the decrease in drilling activity from ten rigs running throughout the three months ending March 31, 2014 to a period of transition from eight rigs running at December 31, 2014 to three rigs running during the three months ending March 31, 2015, the capital expenditures incurred for the three months ended March 31, 2015 decreased from $107.7 million to $82.6 million.  However, total cash outlays increased by $66.1 million as trade payables were reduced.

Cash flow provided by financing activities

Net cash provided by financing activities was $88.2 million during the three months ended March 31, 2015 as compared to net cash provided by financing activities of $19.5 million during the three months ended March 31, 2014. The increase in cash flows provided by financing activities was primarily due to net equity offerings of $123.2 million and borrowings of $236.5 million under the senior notes, offset by repayments net of advances of $270 million on the Revolver during the three months ended March 31, 2015.

Contractual Obligations

Other than the stand-by rig costs related to the termination of certain drilling contracts, there have been no material changes in our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as with the unaudited consolidated financial statements and notes included in this Quarterly Report.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at March 31, 2015 was a net asset of $218.5 million.

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

While we do not typically require our partners, customers and counterparties to post collateral, and we do not have a formal process in place to evaluate and assess the credit standing of our partners or customers for oil and gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such parties as we deem appropriate under the circumstances. This evaluation may include reviewing a party’s credit rating, latest financial information and, in the case of a customer with which we have receivables, their historical payment record, and undertaking the due diligence necessary to determine creditworthiness. The counterparties on our derivative instruments currently in place are lenders under the revolving credit facility with investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness. The terms of the Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or the federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. During the three months ended March 31, 2015, borrowings under the senior secured revolving credit facility bore interest at a weighted average rate of 2.46%.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in internal control over financial reporting described in our Annual Report.

Management’s Assessment of Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Our Annual Report on Form 10-K for the year ended December 31, 2014 included a report of management’s assessment regarding internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 8 to the Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated in this item by reference.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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
4.1

Indenture, dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Jones Energy, Inc. with the Securities and Exchange Commission on February 27, 2015).

4.2

Registration Rights Agreement, dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Jones Energy, Inc. with the Securities and Exchange Commission on February 27, 2015).

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

Jones Energy, Inc.

(registrant)

Date: May 8, 2015	By:	/s/ Jonny Jones
		Name:	Jonny Jones
		Title:	Chief Executive Officer

Signature Page to Form 10-Q (Q1 2015)