Form 10-K/A
period 2014-12-31
Jones Energy, Inc.
filed 2015-08-07
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36006

Jones Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0907968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

807 Las Cimas Parkway, Suite 350

Austin, Texas 78746

(Address of principal executive offices) (Zip Code)

Tel: (512) 328-2953

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $256 million.

There were 25,208,402 and 36,422,660 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Year Ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, is solely to revise the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with the Form 10-K to include all of the introductory language of paragraph 4 and the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page to this Form 10-K/A, this Explanatory Note, Item 15, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-K as filed with the SEC on March 6, 2015. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

JONES ENERGY, INC.
(registrant)

Date: August 7, 2015	By:	/s/ Jonny Jones
		Name:	Jonny Jones
		Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).