Form 10-Q/A
period 2015-03-31
Jones Energy, Inc.
filed 2015-08-07
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015, is solely to revise the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with the Form 10-Q to include all of the introductory language of paragraph 4 and the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on May 8, 2015. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Jones Energy, Inc.

(registrant)

Date: August 7, 2015	By:	/s/ Jonny Jones
		Name:	Jonny Jones
		Title:	Chief Executive Officer

Signature Page to Form 10-Q/A (Q1 2015)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).