Form 10-Q
period 2015-06-30
Jones Energy, Inc.
filed 2015-08-07
CIK 1573166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

On July 31, 2015, the Registrant had 30,508,676 shares of Class A common stock outstanding and 31,283,607 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands of dollars)	2015	2014
Assets
Current assets
Cash	$22,875	$13,566
Restricted cash	272	149
Accounts receivable, net
Oil and gas sales	31,025	51,482
Joint interest owners	16,413	41,761
Other	10,681	12,512
Commodity derivative assets	90,448	121,519
Other current assets	2,227	3,374
Total current assets	173,941	244,363
Oil and gas properties, net, at cost under the successful efforts method	1,665,153	1,638,860
Other property, plant and equipment, net	3,827	4,048
Commodity derivative assets	70,979	87,055
Other assets	20,001	20,352
Deferred tax assets	2,554	171
Total assets	$1,936,455	$1,994,849
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$41,999	$136,337
Oil and gas sales payable	47,251	70,469
Accrued liabilities	29,027	19,401
Deferred tax liabilities	434	718
Asset retirement obligations	3,246	3,074
Total current liabilities	121,957	229,999
Long-term debt	100,000	360,000
Senior notes	737,066	500,000
Deferred revenue	12,349	13,377
Commodity derivative liabilities	370	28
Asset retirement obligations	11,706	10,536
Liability under tax receivable agreement	39,873	803
Deferred tax liabilities	15,451	26,756
Total liabilities	1,038,772	1,141,499
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.001 par value; 30,458,790 shares issued and 30,436,188 shares outstanding at June 30, 2015 and 12,672,260 shares issued and 12,649,658 shares outstanding at December 31, 2014	31	13
Class B common stock, $0.001 par value; 31,288,715 shares issued and outstanding at June 30, 2015 and 36,719,499 shares issued and outstanding at December 31, 2014	31	37
Treasury stock, at cost: 22,602 shares at June 30, 2015 and December 31, 2014	(358)	(358)
Additional paid-in-capital	360,697	178,763
Retained earnings	22,695	38,950
Stockholders’ equity	383,096	217,405
Non-controlling interest	514,587	635,945
Total stockholders’ equity	897,683	853,350
Total liabilities and stockholders’ equity	$1,936,455	$1,994,849

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars except per share data)	2015	(Restated) 2014	2015	(Restated) 2014

Operating revenues
Oil and gas sales	$53,222	$105,796	$110,456	$203,663
Other revenues	695	594	1,557	971
Total operating revenues	53,917	106,390	112,013	204,634
Operating costs and expenses
Lease operating	11,796	10,779	24,058	19,123
Production and ad valorem taxes	3,071	6,772	6,779	13,204
Exploration	464	191	628	3,012
Depletion, depreciation and amortization	51,302	45,799	103,385	86,999
Accretion of ARO liability	206	197	400	367
General and administrative	9,433	6,538	17,944	11,798
Other operating	1,176	—	4,188	—
Total operating expenses	77,448	70,276	157,382	134,503
Operating income (loss)	(23,531)	36,114	(45,369)	70,131
Other income (expense)
Interest expense	(16,702)	(14,767)	(30,831)	(22,810)
Net gain (loss) on commodity derivatives	(25,075)	(33,698)	21,231	(50,948)
Other income (expense)	675	2	(1,624)	67
Other income (expense), net	(41,102)	(48,463)	(11,224)	(73,691)
Income (loss) before income tax	(64,633)	(12,349)	(56,593)	(3,560)

Income tax provision (benefit)	(13,453)	(895)	(11,109)	186
Net income (loss)	(51,180)	(11,454)	(45,484)	(3,746)
Net income (loss) attributable to non-controlling interests	(32,737)	(9,397)	(29,229)	(3,058)
Net income (loss) attributable to controlling interests	$(18,443)	$(2,057)	$(16,255)	$(688)

Earnings (loss) per share:
Basic	$(0.66)	$(0.16)	$(0.70)	$(0.05)
Diluted	$(0.66)	$(0.16)	$(0.70)	$(0.05)
Weighted average shares outstanding:
Basic	27,904	12,500	23,131	12,500
Diluted	27,904	12,500	23,131	12,500

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statement of Changes In Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in	(Deficit)/	Non-controlling	Stockholders’
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	12,622	$13	36,719	$37	23	$(358)	$178,763	$38,950	$635,945	$853,350
Sale of common stock	12,263	12	—	—	—	—	123,189	—	—	123,201
Exchange of Class B shares for Class A shares	5,431	6	(5,431)	(6)	—	—	55,497	—	(92,129)	(36,632)
Stock-compensation expense	—	—	—	—	—	—	3,248	—	—	3,248
Vested restricted shares	94	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(16,255)	(29,229)	(45,484)
Balance at June 30, 2015	30,410	$31	31,288	$31	23	$(358)	$360,697	$22,695	$514,587	$897,683

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2015	(Restated) 2014

Cash flows from operating activities
Net income (loss)	$(45,484)	$(3,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	103,385	86,999
Accretion of ARO liability	400	367
Amortization of debt issuance costs	2,159	5,282
Stock compensation expense	3,248	1,386
Other non-cash compensation expense	218	253
Amortization of deferred revenue	(1,028)	(526)
(Gain) loss on commodity derivatives	(21,231)	50,948
(Gain) loss on sales of assets	6	(67)
Deferred income tax provision	(11,109)	(355)
Other - net	760	3,023
Changes in assets and liabilities
Accounts receivable	47,947	(13,365)
Other assets	1,118	(85)
Accrued interest expense	8,368	7,612
Accounts payable and accrued liabilities	(15,713)	17,581
Net cash provided by operations	73,044	155,307

Cash flows from investing activities
Additions to oil and gas properties	(229,060)	(229,582)
Net adjustments to purchase price of properties acquired	—	13,681
Proceeds from sales of assets	21	67
Acquisition of other property, plant and equipment	(382)	(639)
Current period settlements of matured derivative contracts	67,646	(11,255)
Change in restricted cash	(123)	(52)
Net cash used in investing	(161,898)	(227,780)

Cash flows from financing activities
Proceeds from issuance of long-term debt	75,000	60,000
Repayment under long-term debt	(335,000)	(468,000)
Proceeds from senior notes	236,475	500,000
Purchases of treasury stock	—	(352)
Payment of debt issuance costs	(1,513)	(11,204)
Proceeds from sale of common stock	123,201	—
Net cash provided by financing	98,163	80,444
Net increase in cash	9,309	7,971

Cash
Beginning of period	13,566	23,820
End of period	$22,875	$31,791

Supplemental disclosure of cash flow information
Cash paid for interest	$19,517	$9,348
Change in accrued additions to oil and gas properties	(100,927)	7,218
Current additions to ARO	931	844

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

JEH was formed as a Delaware limited liability company on December 16, 2009 through investments made by the Jones family and through private equity funds managed by Metalmark Capital and Wells Fargo Energy Capital (collectively, the “Pre-IPO owners”). JEH acts as a holding company of operating subsidiaries that own and operate assets that are used in the exploration, development, production and acquisition of oil and natural gas properties.

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the owners of JEH prior to the Company’s initial public offering (“IPO”) and can be exchanged (together with a corresponding number of units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As a result of the IPO and as of July 31, 2015, the Pre-IPO owners had 74.7% and 50.6%, respectively, of the total economic interest in JEH, but with no voting rights or management power over JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

Description of Business

The Company is engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States. The Company’s assets are located within two distinct basins in the Texas Panhandle and Oklahoma, the Anadarko Basin and the Arkoma Basin, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

Restatement of Previously Issued Financial Statements

In conjunction with our 2014 year-end audit and the preparation of our annual Form 10-K, we identified an error in our previously issued 2014 quarterly financial statements which would have been material to such statements if not restated. We recorded the adjustments on a quarterly basis in the prior periods. The Consolidated Statement of Operations for the three and six months ended June 30, 2014 were restated to record $2.6 million and $4.4 million, respectively, of additional depletion, depreciation and amortization expense and net income was reduced by $2.3 million and $4.0 million accordingly. The impact of the restatement to the three and six month periods ended June 30, 2014 are summarized in the table below:

	2014 Three Months Ended		2014 Six Months Ended
	As Reported	As Restated	As Reported	As Restated
(in thousands)	Second Quarter	Second Quarter	Second Quarter	Second Quarter
Oil and gas properties	$1,449,765	$1,445,322	$1,449,765	$1,445,322
Depletion, depreciation and amortization	$43,211	$45,799	$82,556	$86,999
Operating income	$38,702	$36,114	$74,574	$70,131
Net income (loss)	$(9,184)	$(11,454)	$204	$(3,746)
Net income (loss) attributable to non-controlling interests	$(7,537)	$(9,397)	$178	$(3,058)
Net income (loss) attributable to controlling interests	$(1,647)	$(2,057)	$26	$(688)
Basic earnings (loss) per share	$(0.13)	$(0.16)	$0.00	$(0.05)
Diluted earnings (loss) per share	$(0.13)	$(0.16)	$0.00	$(0.05)

Revision of Previously Issued Financial Statements

During the first quarter of 2015, we identified an error in our previously issued financial statements related to the over accrual for production taxes which would have been material to the first quarter and could be material to projected 2015 annual results if recorded as an out of period adjustment in such period. Therefore we will revise our Consolidated Statement of Operations for the year and quarter ended December 31, 2014 in the December 31, 2015 Form 10-K to reduce Production Taxes by $1.6 million and increase Income Tax Provision by $0.1 million related to an accrual for production taxes that was not properly reversed at December 31, 2014. As a result, net income will be increased for the year and quarter ended December 31, 2014 by $1.5 million, resulting in an increase in earnings per share of $0.02. The balance sheet impacts of the revision, which are reflected in this Form 10-Q, are included in the table below. This revision had no impact on our net cash provided by operations in our Consolidated Statement of Cash Flows for the six months ended June 30, 2014. We have determined that this error is not material to the consolidated financial statements of any prior period presented.

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

2.                            Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements reported for June 30, 2015, and the three and six month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications include the reclassification of ad valorem taxes of $1.6 million and $3.3 million from Lease Operating Expense to Production and Ad Valorem Taxes in the Consolidated Statement of Operations for the three and six months ended June 30, 2014, respectively.

These interim financial statements have not been audited. However, in the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. As these are interim financial statements, they do not include all disclosures required for financial statements prepared in conformity with GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

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

Significant assumptions are required in the valuation of proved and unproved oil and natural gas reserves, which affect the Company’s estimates of depletion expense, impairment, and the allocation of value in our business combinations. Significant assumptions are also required in the Company’s estimates of the net gain or loss on commodity derivative assets and liabilities, fair value associated with business combinations, and asset retirement obligations (“ARO”).

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands of dollars)	2015	2014

Mineral interests in properties
Unproved	$79,089	$94,526
Proved	1,018,431	1,001,194
Wells and equipment and related facilities	1,221,477	1,094,202
	2,318,997	2,189,922
Less: Accumulated depletion and impairment	(653,844)	(551,062)
Net oil and gas properties	$1,665,153	$1,638,860

Costs to acquire mineral interests in oil and natural gas properties are capitalized. Costs to drill and equip development wells and the related asset retirement costs are capitalized. The costs to drill and equip exploratory wells are capitalized pending determination of whether the Company has discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are charged to expense. In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. During the six months ended June 30, 2015 we had no material capitalized costs associated with exploratory wells.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company did not capitalize any interest during the six months ended June 30, 2015 as no projects lasted more than six months. Depletion of oil and gas properties amounted to $51.0 million and $102.8 million for the three and six months ended June 30, 2015, respectively, and $45.6 million and $86.4 million for the three and six months ended June 30, 2014, respectively.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands of dollars)	2015	2014

Leasehold improvements	$1,280	$1,218
Furniture, fixtures, computers and software	3,796	3,727
Vehicles	1,184	988
Aircraft	910	910
Other	225	219
	7,395	7,062
Less: Accumulated depreciation and amortization	(3,568)	(3,014)
Net other property, plant and equipment	$3,827	$4,048

Other property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from three years to ten years. Depreciation and amortization of other property, plant and equipment amounted to $0.3 million and $0.6 million during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.6 million during the three and six months ended June 30, 2014, respectively.

Commodity Derivatives

The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the six month periods ended June 30, 2015 and 2014, the Company elected not to designate any of its commodity price risk management activities as cash-flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

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

Asset Retirement Obligations

The Company’s asset retirement obligations consist of future plugging and abandonment expenses on oil and natural gas properties.

A summary of the Company’s ARO for the six months ended June 30, 2015 is as follows:

(in thousands of dollars)
Balance at December 31, 2014	$13,610

Liabilities incurred	931
Accretion of ARO liability	400
Change in estimate	11

Balance at June 30, 2015	14,952

Less: Current portion of ARO	(3,246)

Total long-term ARO at June 30, 2015	$11,706

Tax Receivable Agreement

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”) which obligates the Company to make payments to certain current and former owners equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from exchanges of JEH Units and shares of the Company’s Class B common stock held by those owners for shares of the Company’s Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

As a result of exchanges made through June 30, 2015, the Company has accrued future tax benefits of $46.9 million and has accounted for this amount as a reduction of deferred tax liabilities on its consolidated balance sheet. As of June 30, 2015, the Company has recorded a liability of $39.9 million associated with its future obligations under the TRA. The actual amount and timing of payments made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of June 30, 2015, the Company has made no payments under the TRA and does not anticipate making a material payment under the TRA in 2015.

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

The Company granted performance unit and restricted stock unit awards to certain officers and employees under the LTIP during 2014 and 2015. The fair value of the performance units was based on the grant date fair value (using a Monte Carlo simulation model) and is expensed on a straight-line basis over the applicable three-year performance period. The number of shares of Class A common stock issuable upon vesting of the performance unit awards ranges from zero to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. The fair value of the restricted stock unit awards was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable vesting period.

The Company granted each of the outside members of the Board of Directors shares of restricted Class A common stock under the LTIP in 2014. The fair value of the restricted stock grants was based on the value of the Company’s Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable vesting period.

Refer to Note 6, “Stock-based Compensation,” for additional information regarding director and employee stock-based compensation awards.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the ASC, topic 606, “Revenue from Contracts with Customers.” This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The amendments are effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value as a result of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have low default rates and equal credit quality. Therefore, an adjustment may be necessary to reflect the quality of a specific counterparty to determine the fair value of the instrument. The Company currently has all derivative positions placed and held by members of its lending group, which have high credit quality.

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

The financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, by consolidated balance sheet caption and by valuation hierarchy as described above, are as follows:

	June 30, 2015
(in thousands of dollars)	Fair Value Measurements
Commodity Derivative Instruments	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	$—	$89,864	$584	$90,448
Long-term assets	—	70,807	172	70,979
Current liabilities	—	—	—	—
Long-term liabilities	—	(198)	(172)	(370)

	December 31, 2014
(in thousands of dollars)	Fair Value Measurements
Commodity Derivative Instruments	(Level 1)	(Level 2)	(Level 3)	Total

Current assets	$—	$120,604	$915	$121,519
Long-term assets	—	85,162	1,893	87,055
Current liabilities	—	—	—	—
Long-term liabilities	—	—	(28)	(28)

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of June 30, 2015.

(in thousands of dollars) Commodity Derivative	Quantitative Information About Level 3 Fair Value Measurements
Instruments	Fair Value	Valuation Technique	Unobservable Input	Range

Natural gas liquid swaps	$723	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures prices	$8.09 - $71.30 per barrel
Natural gas basis swaps	$(139)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Forward basis prices	$(0.11) – $(0.17) per MMBtu

Significant increases/decreases in natural gas liquid futures in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the six months ended June 30, 2015. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)

Balance at December 31, 2014, net	$2,780
Purchases	(880)
Settlements	(483)
Transfers to Level 2	(772)
Transfers to Level 3	—
Changes in fair value	(61)
Balance at June 30, 2015, net	$584

Transfers from Level 3 to Level 2 represent the Company’s natural gas liquid swaps for which observable forward curve pricing information has become readily available.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments which may not be recorded at fair value in the consolidated financial statements:

	June 30, 2015		December 31, 2014
(in thousands of dollars)	Principal Amount	Fair Value	Principal Amount	Fair Value

Debt:
Revolver	$100,000	$100,000	$360,000	$360,000
2022 Notes	500,000	481,250	500,000	384,375
2023 Notes	250,000	268,595	—	—

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

The Company reviews its proved and unproved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. As such, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. The Company assessed its proved and unproved properties for impairment as of June 30, 2015 and no impairment charges were recorded. However, future price declines, or a period of sustained low commodity prices, could result in a significant impairment charge in future periods. Furthermore, in addition to commodity prices, our production rates, levels of proved reserves, future development costs, and other factors affect our impairment analyses and may lead to an impairment charge in future periods.

4.                            Commodity Derivative Instruments

The Company had various commodity derivatives in place as of June 30, 2015 and December 31, 2014, as follows:

Hedging Positions

	June 30, 2015
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$54.53	$100.89	$80.85
	Barrels per month	55,000	197,904	112,671	March 2019

Natural gas swaps	Exercise price	$2.82	$6.45	$4.34
	mmbtu per month	700,000	1,651,666	1,112,131	March 2019

Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.25)
	mmbtu per month	320,000	760,000	611,111	March 2016

Natural gas liquids swaps	Exercise price	$8.09	$95.24	$34.78
	Barrels per month	2,000	164,000	71,433	December 2017

	December 31, 2014
				Weighted	Final
		Low	High	Average	Expiration

Oil swaps	Exercise price	$75.05	$100.95	$84.20
	Barrels per month	45,000	184,054	113,852	December 2018

Natural gas swaps	Exercise price	$3.37	$6.45	$4.40
	mmbtu per month	710,000	1,772,584	1,175,275	December 2018

Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.21)
	mmbtu per month	320,000	980,000	716,667	March 2016

Natural gas liquids swaps	Exercise price	$8.09	$95.24	$42.46
	Barrels per month	2,000	143,000	50,444	December 2017

The Company recognized net losses on derivative instruments of $25.1 million and net gains of $21.2 million for the three and six months ended June 30, 2015, respectively, and net losses on derivative instruments of $33.7 million and $50.9 million for the three and six months ended June 30, 2014.

Offsetting Assets and Liabilities

As of June 30, 2015, the counterparties to our commodity derivative contracts consisted of seven financial institutions. All of our counterparties or their affiliates are also lenders under our credit facility. Therefore, we are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts which are netted on our Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014:

(in thousands)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount

June 30, 2015
Commodity derivative contracts
Assets	$164,307	$(2,880)	$161,427	$—	$161,427
Liabilities	(3,250)	2,880	(370)	—	(370)
December 31, 2014
Commodity derivative contracts
Assets	$208,646	$(72)	$208,574	$—	$208,574
Liabilities	(100)	72	(28)	—	(28)

5.                            Long-Term Debt

Senior Unsecured Notes

Senior notes consisted of the following at June 30, 2015 and December 31, 2014:

(in thousands of dollars)	June 30,2015	December 31, 2014

2022 Notes	$500,000	$500,000
2023 Notes	250,000	—
Total principal amount	750,000	500,000
Less: unamortized discount	(12,934)	—
Total carrying amount	$737,066	$500,000

On April 1, 2014, JEH and Jones Energy Finance Corp., JEH’s wholly-owned subsidiary formed for the sole purpose of co-issuing certain of JEH’s debt (together the “Issuers”), sold $500.0 million in aggregate principal amount of the Issuers’ 6.75% senior notes due 2022 (the “2022 Notes”). The Company used the net proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan ($160.0 million), a portion of the outstanding borrowings under the Revolver ($308.0 million) and for working capital and general corporate purposes. The Company subsequently terminated the Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014. As of June 30, 2015, the Company had $8.4 million in interest accrued related to the 2022 Notes. Total interest expense related to the 2022 Notes amounted to $8.4 million and $16.9 million for the three and six months ended June 30, 2015, respectively.

On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the “2023 Notes”) in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015. As of June 30, 2015, the Company had $8.1 million in interest accrued related to the 2023 Notes. Total interest expense related to the 2023 Notes amounted to $5.8 million and $8.1 million for the three and six months ended June 30, 2015, respectively.

The 2022 and 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of its significant subsidiaries. The 2022 and 2023 Notes will be senior in right of payment to any future subordinated indebtedness of the Issuers.

The Company may redeem the 2022 Notes at any time on or after April 1, 2017 and the 2023 Notes at any time on or after March 15, 2018 at a declining redemption price set forth in the respective indentures, plus accrued and unpaid interest.

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

The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base which limits the amount of borrowings which may be drawn thereunder. The borrowing base will be redetermined by the lenders at least semi-annually on or about April 1 and October 1 of each year. Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one-month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the three and six months ended June 30, 2015, the average interest rates under the Revolver were 2.35% and 2.43%, respectively, on average outstanding balances of $100.0 million and $185.5 million, respectively. For the three and six months ended June 30, 2014, the average interest rates under the Revolver were 2.24% and 2.67%, respectively, on average outstanding balances of $235.1 million and $372.0 million, respectively.

Total interest and commitment fees under the Revolver were $1.0 million and $3.0 million for the three and six months ended June 30, 2015 and $1.3 million and $4.9 million for the three and six months ended June 30, 2014. Total interest and commitment fees under the Term Loan were $3.6 million for the six months ended June 30, 2014. No interest and commitment fees were incurred under the Term Loan for the three months ended June 30, 2014. $3.8 million in unamortized deferred financing costs were written off to interest expense during the three months ended June 30, 2014 in connection with the repayment of the Term Loan.

We are subject to certain covenants under the Revolver which include, but are not limited to, restrictions on asset sales, distributions to members, and incurrence of additional indebtedness, and financial covenants which require the maintenance of certain financial ratios, including a maximum leverage ratio, and a minimum current ratio. The Company was in compliance with these covenants at June 30, 2015.

6.                            Stock-based Compensation

Management Unit Awards

Prior to the IPO, JEH granted management units to certain officers and employees under a previously existing management incentive plan. These awards had various vesting schedules, and a portion of the management units vested in a lump sum at the IPO date. In connection with the IPO, both the vested and unvested management units were converted into the right to receive JEH Units and shares of Class B common stock. No new JEH Units or shares of Class B common stock are created upon a vesting event. The JEH Units (together with a corresponding number of shares of Class B common stock) will become exchangeable under this plan into a like number of shares of Class A common stock upon vesting or forfeiture. No new management units have been awarded since the IPO. Grants listed below reflect the transfer of JEH units that occurred upon forfeiture.

The following table summarizes information related to the vesting of JEH Units as of June 30, 2015:

	JEH Units	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	274,385	$15.00
Granted	1,909	15.00
Forfeited	(1,909)	15.00
Vested	(73,837)	15.00
Unvested at June 30, 2015	200,548	$15.00

Stock compensation expense associated with the JEH Units was $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of June 30, 2015:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	324,897	$17.33
Granted	565,738	9.63
Forfeited	(10,108)	14.82
Vested	(93,842)	17.11
Unvested at June 30, 2015	786,685	$11.85

Stock compensation expense associated with the employee restricted stock unit awards was $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The Company has outstanding performance unit awards granted to certain officers of the Company. Upon the completion of the applicable three-year performance period, each officer will vest in a number of performance units. The percent of awarded performance units in which each officer vests at such time will range from 0% to 200% based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. Each vested performance unit is exchangeable for one share of the Company’s Class A common stock. The grant date fair value of the performance units was determined using a Monte Carlo simulation model, which results in an estimated percentage of performance units earned. The fair value of the performance units is expensed on a straight-line basis over the applicable three-year performance period.

The following table summarizes information related to the total number of units awarded to the officers as of June 30, 2015:

	Performance Unit Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	192,998	$21.65
Granted	361,422	10.27
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2015	554,420	$14.23

Stock compensation expense associated with the performance unit awards was $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Restricted Stock Awards

The Company has outstanding restricted stock awards granted to non-employee members of the Board of Directors. The restricted stock will vest upon the director serving as a director of the Company for a one-year service period in accordance with the terms of the award. The fair value of the awards was based on the price of the Company’s Class A common stock on the date of grant.

The following table summarizes information related to the total value of the awards to the officers and employees as of June 30, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2015	27,430	$18.77
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2015	27,430	18.77

Stock compensation expense associated with the Board of Directors awards was $0.3 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

7.                            Earnings (loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, Earnings Per Share, awards of nonvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three and six months ended June 30, 2015, 786,685 restricted stock units, 27,430 shares of restricted stock, and 554,420 performance units were excluded from the calculation as they would have had an anti-dilutive effect. The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(in thousands, except per share data)	2015	2014	2015	2014
Income (numerator):
Net income (loss) attributable to controlling interests	$(18,443)	$(2,057)	$(16,255)	$(688)

Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	27,904	12,500	23,131	12,500
Weighted-average number of shares of Class A common stock - diluted	27,904	12,500	23,131	12,500

Earnings (loss) per share:
Basic	$(0.66)	$(0.16)	$(0.70)	$(0.05)
Diluted	$(0.66)	$(0.16)	$(0.70)	$(0.05)

The sum of the first and second quarter earnings (loss) per share amounts differ from the total earnings (loss) per share for the six months ended June 30, 2015 due to the change in weighted-average shares outstanding.

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

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 20.8% and 19.6%, respectively. The effective rate differs from the statutory rate of 35% due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, and other permanent differences between book and tax accounting.

The Company’s income tax provision was a benefit of $13.5 million and $11.1 million for the three and six months ended June 30, 2015, respectively, and a benefit of $0.9 million and an expense of $0.2 million for the three and six months ended June 30, 2014, respectively. See the table below for the allocation of the income tax provision between the controlling and non-controlling interests.

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2015	(Restated) 2014	2015	(Restated) 2014

Jones Energy, Inc.	$(10,792)	$(1,073)	$(10,351)	$(215)
Non-controlling interest	(2,661)	178	(758)	401
Total tax provision (benefit)	$(13,453)	$(895)	$(11,109)	$186

The Company had deferred tax assets for its federal and state loss carryforwards at June 30, 2015 recorded in non-current deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.

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

The Company is a holding company whose sole material asset is an equity interest in JEH. The Company is the sole managing member of JEH and is responsible for all operational, management and administrative decisions related to JEH’s business. In accordance with JEH’s limited liability company agreement, the Company may not be removed as the sole managing member of JEH.

As of June 30, 2015, the Company held approximately 49.3% of the economic interest in JEH, with the remaining 50.7% economic interest held by a group of investors that owned interests in JEH prior to the Company’s IPO (the “Existing Owners”). The Existing Owners have no voting rights with respect to their economic interest in JEH.

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

In connection with a reorganization that occurred immediately prior to the IPO, each Existing Owner was issued a number of shares of Class B common stock that was equal to the number of JEH Units that such Existing Owner held. Holders of the Company’s Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. Accordingly, the Existing Owners collectively have a number of votes in the Company equal to the aggregate number of JEH Units that they hold.

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

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

June 30, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$9,767	$12,978	$30	$—	$22,875
Restricted cash	—	—	272	—	—	272
Accounts receivable, net
Oil and gas sales	—	—	31,025	—	—	31,025
Joint interest owners	—	—	16,413	—	—	16,413
Other	101	9,861	719	—	—	10,681
Commodity derivative assets	—	90,448	—	—	—	90,448
Other current assets	—	148	2,079	—	—	2,227
Intercompany receivable	8,444	1,119,913	—	—	(1,128,357)	—
Total current assets	8,645	1,230,137	63,486	30	(1,128,357)	173,941
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,665,153	—	—	1,665,153
Other property, plant and equipment, net	—	—	3,076	751	—	3,827
Commodity derivative assets	—	70,979	—	—	—	70,979
Other assets	—	19,747	254	—	—	20,001
Deferred tax assets	2,554	—	—	—	—	2,554
Investment in subsidiaries	422,730	—	—	—	(422,730)	—
Total assets	$433,929	$1,320,863	$1,731,969	$781	$(1,551,087)	$1,936,455
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$555	$41,444	$—	$—	$41,999
Oil and gas sales payable	—	—	47,251	—	—	47,251
Accrued liabilities	—	16,588	12,439	—	—	29,027
Deferred tax liabilities	—	434	—	—	—	434
Asset retirement obligations	—	—	3,246	—	—	3,246
Intercompany payable	—	—	1,345,127	2,375	(1,347,502)	—
Total current liabilities	—	17,577	1,449,507	2,375	(1,347,502)	121,957
Long-term debt	—	100,000	—	—	—	100,000
Senior notes	—	737,066	—	—	—	737,066
Deferred revenue	—	12,349	—	—	—	12,349
Commodity derivative liabilities	—	370	—	—	—	370
Asset retirement obligations	—	—	11,706	—	—	11,706
Liability under tax receivable agreement	39,873	—	—	—	—	39,873
Deferred tax liabilities	10,960	4,491	—	—	—	15,451
Total liabilities	50,833	871,853	1,461,213	2,375	(1,347,502)	1,038,772
Stockholders’ / members’ equity
Members’ equity	—	449,010	270,756	(1,594)	(718,172)	—
Class A common stock, $0.001 par value; 30,458,790 shares issued and 30,436,188 shares outstanding	31	—	—	—	—	31
Class B common stock, $0.001 par value; 31,288,715 shares issued and outstanding	31	—	—	—	—	31
Treasury stock, at cost; 22,602 shares	(358)	—	—	—	—	(358)
Additional paid-in-capital	360,697	—	—	—	—	360,697
Retained earnings	22,695	—	—	—	—	22,695
Stockholders’ equity	383,096	449,010	270,756	(1,594)	(718,172)	383,096
Non-controlling interest	—	—	—	—	514,587	514,587
Total stockholders’ equity	383,096	449,010	270,756	(1,594)	(203,585)	897,683
Total liabilities and stockholders’ equity	$433,929	$1,320,863	$1,731,969	$781	$(1,551,087)	$1,936,455

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2014

(in thousands of dollars)	JEI(Parent)	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$1,000	$12,436	$30	$—	$13,566
Restricted Cash	—	—	149	—	—	149
Accounts receivable, net
Oil and gas sales	—	—	51,482	—	—	51,482
Joint interest owners	—	—	41,761	—	—	41,761
Other	102	8,788	3,622	—	—	12,512
Commodity derivative assets	—	121,519	—	—	—	121,519
Other current assets	—	451	2,923	—	—	3,374
Intercompany receivable	4,576	1,203,978	—	—	(1,208,554)	—
Total current assets	4,778	1,335,736	112,373	30	(1,208,554)	244,363
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,638,860	—	—	1,638,860
Other property, plant and equipment, net	—	—	3,252	796	—	4,048
Commodity derivative assets	—	87,055	—	—	—	87,055
Other assets	—	20,098	254	—	—	20,352
Deferred tax assets	171	—	—	—	—	171
Investment in subsidiaries	233,496	—	—	—	(233,496)	—
Total assets	$238,445	$1,442,889	$1,754,739	$826	$(1,442,050)	$1,994,849
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$288	$136,049	$—	$—	$136,337
Oil and gas sales payable	—	—	70,469	—	—	70,469
Accrued liabilities	—	8,914	10,487	—	—	19,401
Deferred tax liabilities	—	718	—	—	—	718
Asset retirement obligations	—	—	3,074	—	—	3,074
Intercompany payable	—	—	1,210,042	2,328	(1,212,370)	—
Total current liabilities	—	9,920	1,430,121	2,328	(1,212,370)	229,999
Long-term debt	—	360,000	—	—	—	360,000
Senior notes	—	500,000	—	—	—	500,000
Deferred revenue	—	13,377	—	—	—	13,377
Commodity derivative liabilities	—	28	—	—	—	28
Asset retirement obligations	—	—	10,536	—	—	10,536
Liability under tax receivable agreement	803	—	—	—	—	803
Deferred tax liabilities	20,237	6,519	—	—	—	26,756
Total liabilities	21,040	889,844	1,440,657	2,328	(1,212,370)	1,141,499
Stockholders’ / members’ equity
Members’ equity	—	553,045	314,082	(1,502)	(865,625)	—
Class A common stock, $0.001 par value; 12,672,260 shares issued and 12,649,658 shares outstanding	13	—	—	—	—	13
Class B common stock, $0.001 par value; 36,719,499 shares issued and 36,719,499 shares outstanding	37	—	—	—	—	37
Treasury stock, at cost: 22,602 shares	(358)	—	—	—	—	(358)
Additional paid-in-capital	178,763	—	—	—	—	178,763
Retained earnings	38,950	—	—	—	—	38,950
Stockholders’equity	217,405	553,045	314,082	(1,502)	(865,625)	217,405
Non-controlling interest	—	—	—	—	635,945	635,945
Total stockholders’ equity	217,405	553,045	314,082	(1,502)	(229,680)	853,350
Total liabilities and stockholders’ equity	$238,445	$1,442,889	$1,754,739	$826	$(1,442,050)	$1,994,849

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2015

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$110,456	$—	$—	$110,456
Other revenues	—	1,028	529	—	—	1,557
Total operating revenues	—	1,028	110,985	—	—	112,013
Operating costs and expenses
Lease operating	—	—	24,058	—	—	24,058
Production and ad valorem taxes	—	—	6,779	—	—	6,779
Exploration	—	—	628	—	—	628
Depletion, depreciation and amortization	—	—	103,340	45	—	103,385
Accretion of ARO liability	—	—	400	—	—	400
General and administrative	—	2,985	14,912	47	—	17,944
Other operating	—	—	4,188	—	—	4,188
Total operating expenses	—	2,985	154,305	92	—	157,382
Operating income (loss)	—	(1,957)	(43,320)	(92)	—	(45,369)
Other income (expense)
Interest expense	—	(30,148)	(683)	—	—	(30,831)
Net gain on commodity derivatives	—	21,231	—	—	—	21,231
Other income (expense)	—	(2,301)	677	—	—	(1,624)
Other income (expense), net	—	(11,218)	(6)	—	—	(11,224)
Income (loss) before income tax	—	(13,175)	(43,326)	(92)	—	(56,593)
Equity interest in income	(26,096)	—	—	—	26,096	—
Income tax provision	(9,841)	(1,268)	—	—	—	(11,109)
Net income (loss)	$(16,255)	$(11,907)	$(43,326)	$(92)	$26,096	$(45,484)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(29,229)	(29,229)
Net income (loss) attributable to controlling interests	$(16,255)	$—	$—	$—	$—	$(16,255)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2015

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$53,222	$—	$—	$53,222
Other revenues	—	503	192	—	—	695
Total operating revenues	—	503	53,414	—	—	53,917
Operating costs and expenses
Lease operating	—	—	11,796	—	—	11,796
Production and ad valorem taxes	—	—	3,071	—	—	3,071
Exploration	—	—	464	—	—	464
Depletion, depreciation and amortization	—	—	51,280	22	—	51,302
Accretion of ARO liability	—	—	206	—	—	206
General and administrative	—	158	9,251	24	—	9,433
Other operating	—	—	1,176	—	—	1,176
Total operating expenses	—	158	77,244	46	—	77,448
Operating income (loss)	—	345	(23,830)	(46)	—	(23,531)
Other income (expense)
Interest expense	—	(16,464)	(238)	—	—	(16,702)
Net gain on commodity derivatives	—	(25,075)	—	—	—	(25,075)
Other income (expense)	—	(28)	703	—	—	675
Other income (expense), net	—	(41,567)	465	—	—	(41,102)
Income (loss) before income tax	—	(41,222)	(23,365)	(46)	—	(64,633)
Equity interest in income	(28,725)	—	—	—	28,725	—
Income tax provision	(10,282)	(3,171)	—	—	—	(13,453)
Net income (loss)	$(18,443)	$(38,051)	$(23,365)	$(46)	$28,725	$(51,180)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(32,737)	(32,737)
Net income (loss) attributable to controlling interests	$(18,443)	$—	$—	$—	$—	$(18,443)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2014

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$203,663	$—	$—	$203,663
Other revenues	—	526	445	—	—	971
Total operating revenues	—	526	204,108	—	—	204,634
Operating costs and expenses
Lease operating	—	—	19,123	—	—	19,123
Production and ad valorem taxes	—	—	13,204	—	—	13,204
Exploration	—	—	3,012	—	—	3,012
Depletion, depreciation and amortization	—	—	86,954	45	—	86,999
Accretion of ARO liability	—	—	367	—	—	367
General and administrative	—	3,320	8,433	45	—	11,798
Total operating expenses	—	3,320	131,093	90	—	134,503
Operating income (loss)	—	(2,794)	73,015	(90)	—	70,131
Other income (expense)
Interest expense	—	(22,634)	(176)	—	—	(22,810)
Net gain on commodity derivatives	—	(50,948)	—	—	—	(50,948)
Other income (expense)	—	—	67	—	—	67
Other income (expense), net	—	(73,582)	(109)	—	—	(73,691)
Income (loss) before income tax	—	(76,376)	72,906	(90)	—	(3,560)
Equity interest in income	(991)	—	—	—	991	—
Income tax provision	(303)	489	—	—	—	186
Net income (loss)	$(688)	$(76,865)	$72,906	$(90)	$991	$(3,746)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(3,058)	(3,058)
Net income (loss) attributable to controlling interests	$(688)	$—	$—	$—	$—	$(688)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2014

(in thousands)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$105,796	$—	$—	$105,796
Other revenues	—	282	312	—	—	594
Total operating revenues	—	282	106,108	—	—	106,390
Operating costs and expenses
Lease operating	—	—	10,779	—	—	10,779
Production and ad valorem taxes	—	—	6,772	—	—	6,772
Exploration	—	—	191	—	—	191
Depletion, depreciation and amortization	—	—	45,777	22	—	45,799
Accretion of ARO liability	—	—	197	—	—	197
General and administrative	—	1,704	4,811	23	—	6,538
Total operating expenses	—	1,704	68,527	45	—	70,276
Operating income (loss)	—	(1,422)	37,581	(45)	—	36,114
Other income (expense)
Interest expense	—	(14,642)	(125)	—	—	(14,767)
Net gain on commodity derivatives	—	(33,698)	—	—	—	(33,698)
Other income (expense)	—	—	2	—	—	2
Other income (expense), net	—	(48,340)	(123)	—	—	(48,463)
Income (loss) before income tax	—	(49,762)	37,458	(45)	—	(12,349)
Equity interest in income	(3,218)	—	—	—	3,218	—
Income tax provision	(1,161)	266	—	—	—	(895)
Net income (loss)	$(2,057)	$(50,028)	$37,458	$(45)	$3,218	$(11,454)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(9,397)	(9,397)
Net income (loss) attributable to controlling interests	$(2,057)	$—	$—	$—	$—	$(2,057)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,255)	$(11,907)	$(43,326)	$(92)	$26,096	$(45,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(106,946)	(21,934)	273,412	92	(26,096)	118,528
Net cash (used in) / provided by operations	(123,201)	(33,841)	230,086	—	—	73,044
Cash flows from investing activities
Additions to oil and gas properties	—	—	(229,060)	—	—	(229,060)
Net adjustments to purchase price of properties acquired	—	—	—	—	—	—
Proceeds from sales of assets	—	—	21	—	—	21
Acquisition of other property, plant and equipment	—	—	(382)	—	—	(382)
Current period settlements of matured derivative contracts	—	67,646	—	—	—	67,646
Change in restricted cash	—	—	(123)	—	—	(123)
Net cash (used in) / provided by investing	—	67,646	(229,544)	—	—	(161,898)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Repayment under long-term debt	—	(335,000)	—	—	—	(335,000)
Proceeds from senior notes	—	236,475	—	—	—	236,475
Payment of debt issuance costs	—	(1,513)	—	—	—	(1,513)
Proceeds from sale of common stock, net of expense	123,201	—	—	—	—	123,201
Purchase of treasury stock	—	—	—	—	—	—
Net cash (used in) / provided by financing	123,201	(25,038)	—	—	—	98,163
Net increase (decrease) in cash	—	8,767	542	—	—	9,309
Cash
Beginning of period	100	1,000	12,436	30	—	13,566
End of period	$100	$9,767	$12,978	$30	$—	$22,875

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(688)	$(76,865)	$72,906	$(90)	$991	$(3,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,040	2,466	156,448	90	(991)	159,053
Net cash (used in) / provided by operations	352	(74,399)	229,354	—	—	155,307
Cash flows from investing activities
Additions to oil and gas properties	—	—	(229,582)	—	—	(229,582)
Net adjustments to purchase price of properties acquired	—	—	13,681	—	—	13,681
Proceeds from sales of assets	—	—	67	—	—	67
Acquisition of other property, plant and equipment	—	—	(639)	—	—	(639)
Current period settlements of matured derivative contracts	—	(11,255)	—	—	—	(11,255)
Change in restricted cash	—	—	(52)	—	—	(52)
Net cash (used in) / provided by investing	—	(11,255)	(216,525)	—	—	(227,780)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	60,000	—	—	—	60,000
Repayment under long-term debt	—	(468,000)	—	—	—	(468,000)
Proceeds from senior notes	—	500,000	—	—	—	500,000
Payment of debt issuance costs	—	(11,204)	—	—	—	(11,204)
Purchase of treasury stock	(352)	—	—	—	—	(352)
Net cash (used in) / provided by financing	(352)	80,796	—	—	—	80,444
Net increase (decrease) in cash	—	(4,858)	12,829	—	—	7,971
Cash
Beginning of period	100	6,000	17,650	70	—	23,820
End of period	$100	$1,142	$30,479	$70	$—	$31,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 6, 2015 with the Securities and Exchange Commission, as well as the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report and in our quarterly report for the quarter ended March 31, 2015, filed on May 8, 2015 with the Securities and Exchange Commission. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the Anadarko and Arkoma basins of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled over 805 total wells, including over 620 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within two distinct basins in the Texas Panhandle and Oklahoma:

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

Second Quarter 2015 Highlights:

•                  Liquidity of more than $485 million as of June 30, 2015

•                  Mark-to-market hedge value of approximately $220 million as of late July with estimated oil and gas volumes over 85% hedged through 2016; natural gas liquids (“NGLs”) estimated volumes hedged roughly 80% in the second half of 2015 and nearly 55% in 2016

•                  Average daily net production for the quarter was 25.3 MBoe/d

•                  Initiated 2015 leasing program

•                  Deployed two additional rigs in the Cleveland after achieving greater than 30% cost savings since December 2014; currently running five Cleveland rigs with $2.6 million AFE

•                  Spud 33 of the thirty-three stage open-hole wells as of August 4, 2015, 25 of which have been completed and placed on production

•                  Results from thirty-three stage open-hole wells tracking uplift in oil production

Updated Capital Expenditures Outlook

In our Annual Report on Form 10-K for the year ended December 31, 2014, we provided an overview of our 2015 capital expenditures budget, which was approximately $210 million, of which $190 million was expected to be used to drill and complete wells. The updated outlook provided as of July 31, 2015 for our capital expenditures for the full year 2015 reflects total projected capital expenditures of $240 million, incorporating additional working interests and leasing.

Results of Operations

The following table summarizes our revenues, expenses and production data for the periods indicated.

(in thousands of dollars except for production, sales price	Three Months Ended June 30,			Six Months Ended June 30,
and average cost data)	2015	2014	Change	2015	2014	Change

Revenues:
Oil	$33,316	64,527	$(31,211)	$66,665	$118,452	$(51,787)
Natural gas	10,596	23,293	(12,696)	25,103	44,677	(19,574)
NGLs	9,310	17,976	(8,666)	18,688	40,534	(21,846)
Total oil and gas	53,222	105,796	(52,573)	110,456	203,663	(93,207)
Other	695	594	100	1,557	971	586
Total operating revenues	53,917	106,390	(52,473)	112,013	204,634	(92,621)
Costs and expenses:
Lease operating	11,796	10,779	1,017	24,058	19,123	4,935
Production and ad valorem taxes	3,071	6,772	(3,701)	6,779	13,204	(6,425)
Exploration	464	191	273	628	3,012	(2,384)
Depletion, depreciation and amortization	51,302	45,799	5,503	103,385	86,999	16,386
Accretion of ARO liability	206	197	9	400	367	33
General and administrative	9,433	6,538	2,895	17,944	11,798	6,146
Other operating	1,176	—	1,176	4,188	—	4,188
Total costs and expenses	77,448	70,276	7,172	157,382	134,503	22,879
Operating income (loss)	(23,531)	36,114	(59,645)	(45,369)	70,131	(115,500)
Other income (expenses):
Interest expense	(16,702)	(14,767)	(1,935)	(30,831)	(22,810)	(8,021)
Net gain (loss) on commodity derivatives	(25,075)	(33,698)	8,623	21,231	(50,948)	72,179
Other income (expense)	675	2	673	(1,624)	67	(1,691)
Total other income (expense)	(41,102)	(48,463)	7,361	(11,224)	(73,691)	62,467
Income (loss) before income tax	(64,633)	(12,349)	(52,284)	(56,593)	(3,560)	(53,033)
Income tax provision	(13,453)	(895)	(12,583)	(11,109)	186	(11,320)
Net income (loss)	(51,180)	(11,454)	(39,701)	(45,484)	(3,746)	(41,713)
Net income (loss) attributable to non-controlling interests	(32,737)	(9,397)	(23,237)	(29,229)	(3,058)	(26,068)
Net income (loss) attributable to controlling interests	$(18,443)	$(2,057)	$(16,464)	$(16,255)	$(688)	$(15,645)

Net production volumes:
Oil (MBbls)	644	655	(11)	1,400	1,230	170
Natural gas (MMcf)	6,138	5,550	588	12,103	10,559	1,544
NGLs (MBbls)	637	566	71	1,264	1,089	175
Total (MBoe)	2,304	2,146	158	4,681	4,079	602
Average net (Boe/d)	25,319	23,582	1,737	25,862	22,536	3,326
Average sales price, unhedged:
Oil (per Bbl), unhedged	$51.73	$98.51	$(46.78)	$47.62	$96.30	$(48.68)
Natural gas (per Mcf), unhedged	1.73	4.20	(2.47)	2.07	4.23	(2.16)
NGLs (per Bbl), unhedged	14.62	31.76	(17.14)	14.78	37.22	(22.44)
Combined (per Boe), unhedged	23.10	49.30	(26.20)	23.60	49.93	(26.33)
Average sales price, hedged:
Oil (per Bbl), hedged	$75.59	$89.97	$(14.38)	$73.64	$88.85	$(15.21)
Natural gas (per Mcf), hedged	3.20	4.31	(1.11)	3.44	4.19	(0.75)
NGLs (per Bbl), hedged	27.09	29.99	(2.90)	27.25	34.20	(6.95)
Combined (per Boe), hedged	37.14	46.51	(9.37)	38.28	46.77	(8.49)
Average costs (per Boe):
Lease operating	$5.12	$5.02	$0.10	$5.14	$4.69	$0.45
Production and ad valorem taxes	1.33	3.16	(1.83)	1.45	3.24	(1.79)
Depletion, depreciation and amortization	22.27	21.34	0.93	22.09	21.33	0.76
General and administrative	4.09	3.05	1.04	3.83	2.89	0.94

Non-GAAP financial measures

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014

Reconciliation of EBITDAX to net income
Net income (loss)	$(51,180)	$(11,454)	$(45,484)	$(3,746)
Interest expense	15,902	10,184	29,263	17,528
Exploration expense	—	191	—	3,012
Income taxes	(13,453)	(895)	(11,109)	186
Amortization of deferred financing costs	800	822	1,568	1,521
Depreciation and depletion	51,302	45,799	103,385	86,999
Accretion of ARO liability	206	197	400	367
Other non-cash charges (benefits)	353	(26)	760	40
Stock compensation expense	1,824	928	3,248	1,386
Other non-cash compensation expense	109	127	218	253
Net (gain) loss on commodity derivatives	25,075	33,698	(21,231)	50,948
Current period settlements of matured derivative contracts	32,344	(5,985)	68,719	(12,895)
Amortization of deferred revenue	(503)	(282)	(1,028)	(526)
(Gain) loss on sales of assets	(20)	(1)	6	(67)
Stand-by rig costs	1,176	—	4,188	—
Financing expenses and other loan fees	28	3,761	2,301	3,761
EBITDAX	$63,963	$77,064	$135,204	$148,767

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except per share data)	2015	2014	2015	2014

Net income (loss)	$(51,180)	$(11,454)	$(45,484)	$(3,746)
Net (gain) loss on commodity derivatives	25,075	33,698	(21,231)	50,948
Current period settlements of matured derivative contracts	32,344	(5,985)	68,719	(12.895)
Non-cash stock compensation expense	1,824	928	3,248	1,386
Other non-cash compensation expense	109	127	218	253
Stand-by rig costs	1,176	—	4,188	—
Financing expenses	—	3,761	2,250	3,761
Tax impact(1)	(9,517)	(2,888)	(9,177)	(3,908)
Adjusted net income (loss)	(169)	18,187	2,731	35,799

Adjusted net income (loss) attributable to non-controlling interests	645	14,867	2,030	29,308
Adjusted net income (loss) attributable to controlling interests	$(814)	$3,320	$701	$6,491

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Earnings (loss) per share (basic and diluted)	$(0.66)	$(0.16)	$(0.70)	$(0.05)
Net (gain) loss on commodity derivatives	0.41	0.68	(0.16)	1.03
Current period settlements of matured derivative contracts	0.52	(0.12)	1.15	(0.26)
Non-cash stock compensation expense	0.03	0.02	0.06	0.03
Other non-cash compensation expense	—	—	—	0.01
Stand-by rig costs	0.02	—	0.05	—
Financing expenses	—	0.08	0.04	0.08
Tax impact(1)	(0.35)	(0.23)	(0.41)	(0.31)
Adjusted earnings (loss) per share (basic and diluted)	$(0.03)	$0.27	$0.03	$0.53

Effective tax rate on net income (loss) attributable to controlling interests	37.0%	36.4%	37.0%	36.4%

(1) In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Operating revenues

Oil and gas sales. Oil and gas sales decreased $52.6 million, or 49.7%, to $53.2 million for the three months ended June 30, 2015, as compared to $105.8 million for the three months ended June 30, 2014. The decrease is attributable to decreases in average prices for all products, partially offset by increases in production. The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $98.51 per Bbl for the three months ended June 30, 2014 to $51.73 per Bbl for the three months ended June 30, 2015, or 47.5%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $4.20 per Mcf for the three months ended June 30, 2014 to $1.73 per Mcf for the three months ended June 30, 2015, or 58.8%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, decreased from $31.76 per Bbl for the three months ended June 30, 2014 to $14.62 per Bbl for the three months ended June 30, 2015, or 54.0%. Partially offsetting the decrease in prices, average daily production increased 7.4% to 25,319 Boe per day for the three months ended June 30, 2015 as compared to 23,582 Boe per day for the three months ended June 30, 2014. The increase in production was driven by the year-over-year increase in producing wells due to continued drilling activity as well as changes in completion techniques.

Costs and expenses

Lease operating. Lease operating expenses increased $1.0 million, or 9.3%, to $11.8 million for the three months ended June 30, 2015, as compared to $10.8 million for the three months ended June 30, 2014. The increase in lease operating expenses is partially attributable to the increase in production volumes and number of producing wells. On a per unit basis, lease operating expenses increased $0.10 per Boe, or 2.0%, from $5.02 per Boe in the three months ended June 30, 2014 to $5.12 per Boe in the three months ended June 30, 2015. The increase is principally attributable to residual costs related to the sliding-sleeve completion technique and remedial work to enhance or maintain production.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $3.7 million, or 54.4%, to $3.1 million for the three months ended June 30, 2015, as compared to $6.8 million for the three months ended June 30, 2014. Overall Production and ad valorem taxes decreased in conjunction with the decrease in oil and gas revenues. Estimated ad valorem taxes accounted for $0.6 million of the decrease from $1.6 million for the three months ended June 30, 2014 to $1.0 million for the three months ended June 30, 2015, reflecting anticipated lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes decreased from 4.9% for the three months ended June 30, 2014 to 3.8% for the three months ended June 30, 2015 partly due to tax refunds in the three months ended June 30, 2015. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $5.5 million, or 12.0%, to $51.3 million for the three months ended June 30, 2015, as compared to $45.8 million for the three months ended June 30, 2014. The increase was primarily the result of continued drilling activity. On a per unit basis, depletion expense increased $0.93 per Boe or 4.4% from $21.34 per Boe for the three months ended June 30, 2014 as compared to $22.27 per Boe for the three months June 30, 2015.

General and administrative. General and administrative expenses increased by $2.9 million, or 44.6%, to $9.4 million for the three months ended June 30, 2015, as compared to $6.5 million for the three months ended June 30, 2014. Salary and compensation accounted for $1.9 million of the increase from $4.4 million for the three months ended June 30, 2014 to $6.3 million for the three months ended June 30, 2015. This increase is attributable to increases in headcount and to accrued cash and stock compensation expense associated with our incentive programs. The remainder of the increase was primarily attributable to increases in professional fees including higher accounting, legal and other fees associated with the Company’s financing activity and status as a new public entity. Excluding non-cash compensation expense, general and administrative expense increased $0.71, on a per unit basis, from $2.55 per Boe for the three months ended June 30, 2014 to $3.26 for the three months ended June 30, 2015.

Other operating expense. Other operating expense of $1.2 million for the three months ended June 30, 2015 represents stand-by rig costs associated with the charges assessed on early termination of drilling rig contracts. This is a non-recurring charge for which all related costs have been recognized as of June 30, 2015.

Interest expense. Interest expense increased by $1.9 million, or 12.8%, to $16.7 million for the three months ended June 30, 2015, as compared to $14.8 million for the three months ended June 30, 2014. The increase is driven by the issuance of the 2023 Notes on February 23, 2015.

Net gain (loss) on commodity derivatives. The gain (loss) on commodity derivatives was a net loss of $25.1 million for the three months ended June 30, 2015. The loss was driven by higher average crude oil and natural gas prices ($57.85 and $2.75, respectively) for the three months ended June 30, 2015, as compared to the crude oil and natural gas prices as of March 31, 2015 ($47.72 and $2.65, respectively).

Other income/ (expense). Our other income/(expense) for the three months ended June 30, 2015 was income of $0.7 million related to the receipt of dividend income from our investment in Monarch Natural Gas Holdings, LLC.

Income taxes. The provision for federal and state income taxes for the three months ended June 30, 2015 was a benefit of $13.5 million as compared to a benefit of $0.9 million for the three months ended June 30, 2014. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest.

Results of Operations - Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Operating revenues

Oil and gas sales. Oil and gas sales decreased $93.2 million, or 45.8%, to $110.5 million for the six months ended June 30, 2015, as compared to $203.7 million for the six months ended June 30, 2014. The decrease is attributable to decreases in average prices for all products, partially offset by increases in production. The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $96.30 per Bbl for the six months ended June 30, 2014 to $47.62 per Bbl for the six months ended June 30, 2015, or 50.6%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $4.23 per Mcf for the six months ended June 30, 2014 to $2.07 per Mcf for the six months ended June 30, 2015, or 51.1%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, decreased from $37.22 per Bbl for the six months ended June 30, 2014 to $14.78 per Bbl for the six months ended June 30, 2015, or 60.3%. Partially offsetting the decrease in prices, average daily production increased 14.8% to 25,862 Boe per day for the six months ended June 30, 2015 as compared to 22,536 Boe per day for the six months ended June 30, 2014. The increase in production was driven by the year-over-year increase in producing wells due to continued drilling activity as well as changes in completion techniques.

Costs and expenses

Lease operating. Lease operating expenses increased $5.0 million, or 26.2%, to $24.1 million for the six months ended June 30, 2015, as compared to $19.1 million for the six months ended June 30, 2014. The increase in lease operating expenses is partially attributable to the increase in production volumes and number of producing wells. On a per unit basis, lease operating expenses increased $0.45 per Boe, or 9.6%, from $4.69 per Boe in the six months ended June 30, 2014 to $5.14 per Boe in the six months ended June 30, 2015. The increase is principally attributable to residual costs related to the sliding-sleeve completion technique and remedial work to enhance or maintain production.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $6.4 million, or 48.5%, to $6.8 million for the six months ended June 30, 2015, as compared to $13.2 million for the six months ended June 30, 2014. Overall Production and ad valorem taxes decreased in conjunction with the decrease in oil and gas revenues. Estimated ad valorem taxes accounted for $1.5 million of the decrease from $3.3 million for the six months ended June 30, 2014 to $1.8 million for the six months ended June 30, 2015, reflecting anticipated lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes decreased from 4.9% for the six months ended June 30, 2014 to 4.5% for the six months ended June 30, 2015. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time.

Exploration. Exploration expense decreased from $3.0 million for the six months ended June 30, 2014 to $0.6 million for the six months ended June 30, 2015. The decrease was related to dry hole costs in 2014 as the Company drilled an unsuccessful exploratory well. There were no exploratory wells drilled in 2015.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $16.4 million, or 18.9%, to $103.4 million for the six months ended June 30, 2015, as compared to $87.0 million for the six months ended June 30, 2014. The increase was primarily the result of continued drilling activity. On a per unit basis, depletion expense increased $0.76 per Boe or 3.6% from $21.33 per Boe for the six months ended June 30, 2014 as compared to $22.09 per Boe for the six months June 30, 2015.

General and administrative. General and administrative expenses increased by $6.1 million, or 51.7%, to $17.9 million for the six months ended June 30, 2015, as compared to $11.8 million for the six months ended June 30, 2014. Salary and compensation accounted for $3.7 million of the increase from $8.7 million for the six months ended June 30, 2014 to $12.4 million for the six months ended June 30, 2015. This increase is attributable to increases in headcount and to accrued cash and stock compensation expense associated with our incentive programs. The remainder of the increase was primarily attributable to increases in professional fees including higher accounting, legal and other fees associated with the Company’s financing activity and status as a new public entity. Excluding non-cash compensation expense, general and administrative expense increased $0.60, on a per unit basis, from $2.49 per Boe for the six months ended June 30, 2014 to $3.09 for the six months ended June 30, 2015.

Other operating expense. Other operating expense of $4.2 million for the six months ended June 30, 2015 represents stand-by rig costs associated with the charges assessed on early termination of drilling rig contracts. This is a non-recurring charge for which all costs have been recognized as of June 30, 2015.

Interest expense. Interest expense increased by $8.0 million, or 35.1%, to $30.8 million for the six months ended June 30, 2015 as compared to $22.8 million for the six months ended June 30, 2014. The increase is driven by the issuance of the 2022 Notes and 2023 Notes on April 1, 2014 and February 23, 2015, respectively.

Net gain (loss) on commodity derivatives. The gain (loss) on commodity derivatives was a net gain of $21.2 million for the six months ended June 30, 2015. The gain was driven by lower natural gas prices which averaged $2.82 for the six months ended June 30, 2015, as compared to the natural gas price at December 31, 2014 of $3.14.

Other income/ (expense). Other income/(expense) for the six months ended June 30, 2015 was a net expense of $1.7 million. Financing costs resulted in expenses of $2.4 million, partially offset by the receipt of a $0.7 million distribution of dividend income from our investment in Monarch Natural Gas Holdings, LLC.

Income taxes. The provision for federal and state income taxes for the six months ended June 30, 2015 was a benefit of $11.1 million as compared to an expense of $0.2 million for the six months ended June 30, 2014. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public equity sales and debt offerings, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our senior secured revolving credit facility, facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at June 30, 2015 reflects a positive working capital balance largely due to the reduction in accounts payable. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital. On April 17, 2015, the borrowing base was re-affirmed by our lenders under the Revolver during the semi-annual borrowing base re-determination. Our borrowing base at June 30, 2015 was $562.5 million, of which $100 million was utilized and $462.5 million was available.

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

The sum of these capital transactions enabled the Company to substantially improve its near-term liquidity. The combination of cash on hand and availability under the Revolver was over $485 million at June 30, 2015.

Our capital budget is primarily focused on the development of the Cleveland formation through exploitation and development. The amount of capital we expend may fluctuate materially based on market conditions, the economic returns being realized and the success of our drilling results.

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

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in thousands of dollars)	2015	2014

Net cash provided by operating activities	$73,044	$155,307
Net cash used in investing activities	(161,898)	(227,780)
Net cash provided by financing activities	98,163	80,444
Net increase in cash	$9,309	$7,971

Cash flow provided by operating activities

Net cash provided by operating activities was $73.0 million during the six months ended June 30, 2015 as compared to net cash provided by operating activities of $155.3 million during the six months ended June 30, 2014. The decrease in operating cash flows was primarily due to the $93.2 million decrease in oil and gas revenues for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, driven by declines in prices for all products.

Cash flow used in investing activities

Net cash used in investing activities was $161.9 million during the six months ended June 30, 2015 as compared to net cash used in investing activities of $227.8 million during the six months ended June 30, 2014. The decrease was primarily driven by a decrease in capital expenditures as a result of our decreased drilling program from ten rigs at June 30, 2014 to three rigs running at March, 31, 2015, and then to four rigs running at June 30, 2015.

Cash flow provided by financing activities

Net cash provided by financing activities was $98.2 million during the six months ended June 30, 2015 as compared to net cash provided by financing activities of $80.4 million during the six months ended June 30, 2014. The increase in cash flows provided by financing activities was primarily due to net equity offerings of $123.2 million and borrowings of $236.5 million under the senior notes, offset by repayments net of advances of $260 million on the Revolver during the six months ended June 30, 2015.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile and have decreased significantly over the latter half of 2014 and the first half of 2015.  In applying the prescribed impairment test under the successful efforts method at June 30, 2015, no impairment charge was indicated.  The undiscounted cash flows of our proved properties are still greater than the carrying cost of those properties, but the difference has narrowed significantly since 2014. Future price declines, or a period of sustained low commodity prices, could result in a significant impairment charge in future periods. Furthermore, in addition to commodity prices, our production rates, levels of proved reserves, future development costs, and other factors affect our impairment analyses and may lead to an impairment charge in future periods.

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at June 30, 2015 was a net asset of $161.1 million.

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

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness. The terms of the Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or the federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. During the three and six months ended June 30, 2015, borrowings under the senior secured revolving credit facility bore interest at a weighted average rate of 2.35% and 2.43%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 because of the material weakness in internal control over financial reporting described in our Annual Report.

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

Signature Page to Form 10-Q (Q2 2015)