Form 10-K
period 2015-12-31
Jones Energy, Inc.
filed 2016-03-09
CIK 1573166

Use these links to rapidly review the document
JONES ENERGY, INC. TABLE OF CONTENTS
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $272.4 million.

         There were 30,550,907 and 31,273,130 shares of the registrant's Class A and Class B common stock, respectively, outstanding on February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  future prices and change in prices for oil, natural gas and NGLs;

  •
  customers' elections to reject ethane and include it as part of the natural gas stream;

  •
  timing and amount of future production of oil and natural gas;

  •
  availability and cost of drilling, completion and production equipment;

  •
  availability and cost of oilfield labor;

  •
  the amount, nature and timing of capital expenditures, including future development costs;

  •
  ability to fund our 2016 capital expenditure budget;

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

References

        Unless indicated otherwise in this Annual Report or the context requires otherwise, all references to "Jones Energy," the "Company," "our company," "we," "our" and "us" refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC. Jones Energy, Inc. is a holding company whose sole material asset is an equity interest in Jones Energy Holdings, LLC.

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

Overview

        We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family's long history in the oil and gas business, which dates back to the 1920's. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled 827 total wells, including over 650 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within two distinct basins in the Texas Panhandle and Oklahoma:

  •
  the Anadarko Basin—targeting the liquids-rich Cleveland, Granite Wash, Tonkawa and Marmaton formations; and

  •
  the Arkoma Basin—targeting the Woodford shale formation.

        We seek to optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we are recognized as one of the lowest cost drilling and completion operators in the Cleveland and Woodford shale formations.

        The Anadarko and Arkoma basins are among the most prolific and largest onshore producing oil and natural gas basins in the United States, characterized by multiple producing horizons and extensive well control collected over 100 years of development. We leverage our extensive geologic experience in the basin and seek to identify the most profitable exploration and development opportunities to apply our operational expertise. The formations we target are generally characterized by oil and/or liquids-rich natural gas content, extensive production histories, long-lived reserves, high drilling success rates and attractive initial production rates. We focus on formations in our operating areas that we believe offer significant development and acquisition opportunities and to which we can apply our technical experience and operational excellence to increase proved reserves and production to deliver attractive economic rates of return. Our goal is to build value through a disciplined balance between developing our current inventory of 2,103 gross identified drilling locations, identifying new opportunities within our existing asset base, and actively pursuing organic leasing, strategic acquisitions and joint development agreements. In all of our joint development agreements, we control the drilling and completion of a well, which is the phase during which we can most effectively leverage our operational expertise and cost discipline. Following completion, we may in some cases turn over operatorship to a partner during the production phase of a well. We believe the ceding to us of drilling and completion operatorship in our areas of operation by several large oil and gas companies, including ExxonMobil and BP, reflects their acknowledgement of our low-cost, safe and efficient operations.

        As of December 31, 2015, our total estimated proved reserves were 101.7 MMBoe, of which 58% were classified as proved developed reserves. Approximately 25% of our total estimated proved reserves as of December 31, 2015 consisted of oil, 32% consisted of NGLs, and 43% consisted of natural gas. As of December 31, 2015, our properties included 1,016 gross producing wells. For the three years ended December 31, 2015, we drilled 294 wells, substantially all of which we drilled as operator. The following table presents summary reserve, acreage and production data for each of our core operating areas:

	As of December 31, 2015				Year Ended December 31, 2015
	Estimated Net Proved Reserves		Acreage		Average Daily Net Production
	MMBoe	% Oil and NGLs	Gross Acreage	Net Acreage	MBoe/d	% Oil and NGLs
Cleveland	80.6	63%	181,353	117,700	18.4	64%
Woodford	16.3	32%	12,383	4,418	3.6	31%
Other	4.8	43%	34,488	15,259	3.1	40%

All properties	101.7	57%	228,224	137,377	25.1	57%

        The following table presents summary well and drilling location data for each of our key formations for the date indicated:

	As of December 31, 2015
	Producing Wells		Identified Drilling Locations(1)
	Gross	Net	Gross	Net
Cleveland	573	410	711	455
Woodford	152	59	277	45
Other	291	81	1,115	473

All properties	1,016	550	2,103	973

(1)
Our total identified drilling locations include 412 gross locations associated with proved undeveloped reserves as of December 31, 2015. We have estimated our drilling locations based on well spacing assumptions for the areas in which we operate and other criteria. See "Business—Development of Proved Undeveloped Reserves" and "Business—Drilling Locations" for more information regarding our proved undeveloped reserves and the processes and criteria through which these drilling locations were identified.

        Our 2015 capital expenditures totaled $200.1 million (excluding the impact of asset retirement costs), of which $173.2 million was utilized to drill and complete operated wells. The Company has established an initial capital budget of $25 million for 2016, a decrease of approximately 87.9% from the $206.4 million incurred for 2015, with the majority of the initial 2016 budget dedicated to capital well workovers and field optimization activities. We will continue to monitor market conditions and may spend additional funds for a variety of opportunities which may include redeploying rigs to resume drilling activities or leasing additional acreage. At present, the Company continues to negotiate with vendors regarding service costs and does not plan on resuming its drilling program until well costs create acceptable rates of return at the available commodity prices. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Assuming current market conditions, we believe we will be able to fund all of our 2016 budgeted capital expenditures with our cash flow from operations. Furthermore, we expect to develop all drilling locations classified as proved undeveloped reserves in the year-end reserve report within five years. We consider projections of future commodity prices when determining our development plan, but many other factors are also considered. Should the commodity price environment or other material factors change significantly from current levels, we will re-evaluate our development plan at that time. If the evaluation results in a shifting of capital expenditures into future periods beyond five years from the initial proved reserve booking, it could potentially lead to a reduction in proved undeveloped reserves.

Business Strategies

        Our goal is to increase shareholder value by managing our capital expenditures and level of activity to maximize returns through commodity price cycles while also evaluating and executing opportunities for growth of reserves, production, and cash flow through potential partnerships, acquisitions, and leasing opportunities. We seek to achieve this goal by executing a combination of the following strategies:

Maintain the Lowest Cost Structure in the Plays Where We Operate.

        Decades of experience in the Midcontinent and emphasis on operational execution and cost control have allowed us to drill and complete wells at significantly lower cost than most other operators and, as a result, to realize compelling economic returns. In the Cleveland, for example, from 2005 to 2014 we reduced our well spud-to-rig release time, which directly affects drilling costs, from 30 days to 23 days, and in 2015 we further reduced that metric to 17 days, down six days from 2014. During that same timeframe, we have more than doubled the lateral lengths of wells we drilled, which directly affects production, from approximately 2,000 feet to approximately 4,500 feet per well. We will continue to apply this expertise while also leveraging our leading position in our focus areas to obtain the best possible pricing from service providers which we expect will further reduce capital costs and ultimately enhance returns. Our cost structure is particularly important in periods of low commodity prices and may give us an advantage over other operators as we compete for acquisitions, leases, and strategic partnerships.

Develop Our Multi-Year Inventory.

        We intend to add production and reserves through the development of our existing drilling inventory, which we believe to be repeatable and low-risk. The Company has a long history in the Midcontinent, having drilled 827 wells in the area since 1988. We believe our historical drilling experience, together with the results of substantial industry activity within our operating areas, reduces the risk and uncertainty associated with drilling horizontal wells in these areas. As of December 31, 2015, we have identified 2,103 gross drilling locations, which gives us many years of development drilling based on our current development plan.

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

        We also continue to seek new leasing opportunities to expand our acreage position and complement our existing drilling inventory, as we believe that targeted organic leasing around our existing acreage provides the ability for greater returns due to cost and operating synergies in overlapping areas of operation. In calendar year 2015, we leased over 10,000 net acres.

        Joint development opportunities complement our acquisition strategy by providing a capital efficient and risk-lowering approach to acquiring drilling opportunities. These agreements give us control over the drilling and completion phase of the well, where we can add value by applying our low cost structure. In this regard, we have a history of developed relationships with several large exploration and production companies such as BP, ConocoPhillips, Devon Energy, ExxonMobil, Linn Energy, Vanguard Natural Resources and Samson Resources, in which they have farmed out portions of their basin operations to us. We have drilled over 310 wells in connection with these types of agreements, over 170 of which have been drilled in connection with an active 15-year farm-out and development agreement with ExxonMobil.

Exploit Upside Within Our Existing Assets.

        The stacked reservoirs within our asset base provide exposure to additional upside potential in several emerging resource plays. We have begun assessing the potential of both the Tonkawa and Marmaton formations in the Anadarko Basin. We expect to engage in additional development activity within these plays as commodity prices improve. Based upon our recent assessment, we believe that we have approximately 752 potential drilling locations in the Tonkawa and Marmaton formations that provide us with additional resource potential. Further, our current leasehold position provides longer term potential exposure to other prospective formations found in the Anadarko basin, including the Douglas, Cottage Grove, Cherokee Shale, Atoka Shale, and the Upper, Middle and Lower Morrow formations. In addition, we continue to apply our proven geoscience expertise in the search for new exploration opportunities in the greater Midcontinent region.

Maintain Operational Control.

        We operated substantially all of the wells that we drilled and completed during 2015, allowing us to effectively manage the timing and levels of our development spending, overall well costs and operating expenses. In addition, we expect to operate the drilling and completion phase on approximately 72% of our 2,103 gross identified drilling locations. With over 80% of our acreage held by existing production, we also will not be required to expend significant capital to hold acreage in our portfolio. We believe that continuing to exercise a high degree of control over our acreage position will provide us with flexibility to manage our drilling program and optimize our returns and profitability.

Focus on Well-Level Returns.

        Our management and technical teams are focused on maximizing well-level returns, which we believe drives shareholder value. In addition to our focus on costs and optimizing drilling and completion techniques, our team maximizes returns by allocating capital to areas with the highest rates of return based on commodity mix. Our drilling inventory comprises oil, natural gas and NGLs, which enables us to adjust our development approach based on prevailing commodity prices. In light of current commodity prices, we will continue to focus our drilling activity, if any, on locations which present the best commodity mix coupled with the most operational efficiency from a development program standpoint. In addition, we expect that continuing to operate the substantial majority of our drilling locations will allow us to reallocate our capital and resources opportunistically in response to market conditions. Our disciplined focus on well-level returns in allocating our capital and resources has been a key component of our ability to deliver successful results through various commodity price cycles.

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

Multi-Year Drilling Inventory in Existing and Emerging Resource Plays.

        Our drilling inventory consists of approximately 2,103 gross identified drilling locations in the Anadarko and Arkoma basins, and our development plans target locations that we believe are low-cost, provide attractive economics, present low risk, and support a relatively predictable production profile. As of December 31, 2015, we had identified 711 gross drilling locations in the Cleveland play and 277 gross drilling locations in the Arkoma Woodford shale formation. Our concentrated leasehold position has been delineated largely through drilling on our Cleveland leasehold, which we expanded substantially through our Chalker and Sabine acquisitions and more recently through our leasing efforts. We have also expanded, in prior years, through joint development agreements with large independent producers and major oil and gas companies in the Cleveland and Woodford formations. Furthermore, we have identified additional locations in several emerging resource plays that we intend to explore and develop in the coming years, including 279 gross locations in the Tonkawa formation and 473 gross locations in the Marmaton formation.

Extensive Operational Expertise and Low-Cost Operating Structure.

        Drilling horizontal wells has been our primary approach to field development since 1998. Having drilled over 650 horizontal wells in nine formations in our areas of operation since 1996, we have established systematic protocols that we believe provide repeatable results. We also have established relationships with oilfield services providers, allowing for continued cost efficiencies. As an example, we have consistently drilled horizontal Cleveland wells at a meaningfully lower cost than most of our competition in the same area. Through our focus on drilling, completion and operational efficiencies, we are able to effectively control costs and deliver attractive rates of return and profitability.

Strong Financial Position and Conservative Policies.

        We are committed to maintaining a conservative financial profile in order to preserve operational flexibility and financial stability. We believe that our operating cash flow, together with projected availability under our senior secured revolving credit facility, provide us with the financial flexibility to pursue acquisitions, joint development agreements and organic leasing opportunities. In addition, we have historically hedged a significant amount of our production from oil, gas and NGLs. For the three years ended December 31, 2015, approximately 79% of our total production was protected by commodity hedges. Our hedge position is reviewed monthly to evaluate the impact of new wells coming online and changes to our development program. We intend to continue to actively hedge our future production in order to reduce the impact of commodity price volatility on our cash flows and secure our rates of return for up to five years. As of December 31, 2015, the market value of our existing hedges was approximately $217.5 million.

High Caliber Management Team with Deep Operating Experience and a Proven Track Record.

        Our top five executives average more than 28 years of industry experience and have worked together developing assets for many years, resulting in a high degree of continuity. We have assembled a strong technical staff of geoscientists, field operations managers and engineers with significant experience drilling horizontal wells and with fracture stimulation of unconventional formations, which has resulted in a successful track record of reserve and production growth. In addition, our management team has extensive expertise and operational experience in the oil and natural gas industry with a proven track record of successfully negotiating, executing and integrating acquisitions. Members of our management team have previously held positions with both major and large independent oil and natural gas companies, including ExxonMobil, BP, Shell, Southwestern Energy, Marathon and Standard Oil.

Alignment of Management Team.

        Our predecessor company was founded in 1988 by our CEO, Jonny Jones, in continuation of his family's history in the oil and gas business, which dates back to the 1920's. Jones family members and our management team controlled approximately 21.8% of our combined voting power and economic interest as of December 31, 2015. We believe the equity interests of our officers and directors align their interests and provide substantial incentive to grow the value of our business.

Recent Developments

        See Note 15, "Subsequent Events," in the Notes to Consolidated Financial Statements for discussion of recent developments.

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

Anadarko Basin

        Approximately 84% of our estimated proved reserves as of December 31, 2015 and approximately 82% of our average daily net production for the year ended December 31, 2015 were located in the Anadarko basin. The Anadarko basin is one of the most prolific oil and natural gas producing basins in the United States, covering approximately 50,000 square miles primarily in Oklahoma, but also including the upper Texas Panhandle, southwestern Kansas, and southeastern Colorado.

        The basin has an especially well developed interval of productive Pennsylvanian age sedimentary rocks, up to 15,000 feet thick. Our wells in this area produce oil, natural gas and NGLs from various formations at depths from approximately 7,000 feet to 12,000 feet. We drilled 51 gross (47 net) wells as operator in the Anadarko basin in 2015. Our operations in the Anadarko basin are primarily focused on the Cleveland formation where we have 573 producing wells. We also have acreage in the Tonkawa, Marmaton, Granite Wash, and various Pennsylvanian-age shale formations located in the eastern portion of the Texas Panhandle and western Oklahoma.

        Producing Formations.    Our production in the Anadarko basin is currently derived primarily from the following formations, where we have 823 gross (483 net) producing wells and where we have identified 1,826 gross (928 net) drilling locations as of December 31, 2015, of which 357 have proved undeveloped reserves attributed to them as of December 31, 2015. See "Drilling Locations" for more information regarding the processes and criteria through which these drilling locations were identified.

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

    As of December 31, 2015, we operated 573 gross (410 net) wells producing from the Cleveland formation with an average working interest of 72%. Our Cleveland properties contained 80.6 MMBoe of estimated net proved reserves as of December 31, 2015, 63% of which are oil and NGLs, and generated an average daily net production of 18.4 MBoe/d for the year ended December 31, 2015. We have identified 711 gross (455 net) drilling locations in the Cleveland formation as of December 31, 2015. Of these 711 locations, 307 locations (43%) have proved undeveloped reserves attributed to them as of December 31, 2015.

  •
  Tonkawa Formation.  As of December 31, 2015, we identified 279 gross (168 net) drilling locations in the Tonkawa formation primarily in Lipscomb and Hemphill Counties in Texas. In addition, the Tonkawa formation is present in the area of other properties we own located primarily in Ellis and Roger Mills Counties in Oklahoma. The Tonkawa is a newly-targeted horizontal oil formation at depths of approximately 6,000 feet to 8,000 feet and is characterized by fine to very fine-grained shallow marine sandstone, ranging in thickness from 20 feet to 40 feet.

    We drilled our first horizontal Tonkawa well in May 2010 and drilled two additional horizontal wells in the formation under a farm-out with Samson Resources that is not part of our current leasehold. During 2014, we drilled six additional test wells in different areas of the Company's leasehold acreage in the Tonkawa formation. As of December 31, 2015, our Tonkawa properties contained 0.2 MMBoe of estimated net proved reserves.

  •
  Marmaton Formation.  As of December 31, 2015, we identified 473 gross (283 net) drilling locations in the Marmaton formation. Our properties in the Marmaton formation are all undeveloped and span three sub- formations: properties located primarily in Ellis County, Oklahoma characterized by fluvio-deltaic sands, properties located primarily in Northeast Ochiltree and Northwest Lipscomb Counties, Texas, characterized by shallow marine sands, and properties located primarily in Ochiltree County, Texas characterized by algal reef complex. The Marmaton sand is a tight, shaly sand with similar reservoir characteristics to the Cleveland. The Marmaton sand ranges in thickness from 40 feet to 80 feet while the reef ranges from 80 feet to 150 feet.

  •
  Granite Wash Formation.  Our Granite Wash acreage is primarily located in Roberts, Hemphill and Wheeler Counties in Texas and Roger Mills, Beckham, Custer and Washita Counties in Oklahoma. The Granite Wash spans multiple zones from depths of approximately 9,000 feet to 12,000 feet and is composed of stacked, low permeability, variable lithology alluvial fan deltaic deposits.

    As of December 31, 2015, we operated 30 gross (19 net) producing wells in this formation with an average working interest of 63%. Our Granite Wash properties contained 2.2 MMBoe of estimated net proved reserves as of December 31, 2015, approximately 45% of which are oil and NGLs. We have 363 gross (22 net) remaining drilling locations in the Granite Wash formation as of December 31, 2015.

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

Arkoma Basin

        Approximately 16% of our estimated proved reserves as of December 31, 2015, and approximately 18% of our average daily net production for the year ended December 2015, were located in the Arkoma basin. The Arkoma basin is a historically prolific, largely gas-prone basin extending from eastern Oklahoma into western Arkansas. The basin produces natural gas, oil and NGLs from multiple horizons, which range in depth from 500 to 21,000 feet.

        As of December 31, 2015, we operated approximately 43% of our properties in the Arkoma basin and produce primarily from the Woodford formation.

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

    As of December 31, 2015, we operated 152 gross (59 net) producing wells in the formation with an average working interest of 39%. Our Woodford shale formation properties contained 16.3 MMBoe of estimated net proved reserves as of December 31, 2015, 32% of which are oil and NGLs, and generated an average daily net production of 3.6 MBoe/d for the year ended December 31, 2015. We identified 277 gross (45 net) drilling locations in the Woodford shale formation as of December 31, 2015, of which 20% had proved undeveloped reserves attributed to them.

Drilling Locations

        We have identified a total of 2,103 gross (973 net) drilling locations, all of which are horizontal drilling locations. Of these 2,103 locations, 1,536 locations are attributable to acreage that is currently held by production and approximately 412 (20%) are attributable to proved undeveloped reserves as of December 31, 2015. In order to identify drilling locations, we apply geologic screening criteria based on the presence of a minimum threshold of reservoir thickness in a section and then consider the number of sections and the appropriate well density to develop the applicable field. In making these assessments, we include properties in which we hold operated and non-operated interests, as well as redevelopment opportunities. Once we have identified acreage that is prospective for the targeted formations, well placement is determined primarily by the regulatory spacing rules prescribed by the governing body in each of our operating areas. Wells drilled in the Cleveland formation adhere to 128-acre spacing (5 wells per section) while wells in the Woodford shale formation are developed on 80-acre and 120-acre spacing, depending on the area. Wells drilled in the Granite Wash formation were developed on 128-acre or 213-acre spacing. Wells drilled in the Tonkawa and Marmaton formations adhere to 160-acre spacing. We view the risk profiles for the Tonkawa and Marmaton formations as being higher than for our other drilling locations due to relatively less available production data and drilling history.

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

        The Company currently does not anticipate drilling new wells in the near term. When we resume drilling, our expectation is that we will primarily focus on the Anadarko basin. As a result, the Company will not spud the required number of additional wells per the joint development agreement between Jones Energy and Vanguard Natural Resources within the prescribed time period to maintain rights to the additional future drilling locations. The loss of these drilling locations, along with other near term lease expirations in the Arkoma, have contributed to a reduction in the Company's Woodford proved undeveloped reserve figures and total drilling location count. As of December 31, 2014, the Company had 777 gross (85 net) drilling locations in the Woodford shale formation. The total number of Arkoma drilling locations removed from the Company's 2014 year-end inventory during 2015 totaled 496 gross locations and 40 net locations, including 42 gross (eight net) locations associated with proved undeveloped reserves. These Arkoma drilling locations had no associated PV-10 value in the Company's year-end 2015 proved reserves based on SEC pricing and definitions.

Estimated Proved Reserves

        The following table sets forth summary data with respect to our estimated net proved oil, natural gas and NGLs reserves as of December 31, 2015, 2014 and 2013, which are based upon reserve reports of Cawley, Gillespie & Associates, Inc., ("Cawley Gillespie"), our independent reserve engineers.

Cawley Gillespie's reports were prepared consistent with the rules and regulations of the SEC regarding oil and natural gas reserve reporting in effect during such periods.

	As of December 31,
	2015	2014	2013
Reserve Data:
Estimated proved reserves:
Oil (MBbls)	25,408	27,683	16,688
Natural gas (MMcf)	261,596	292,277	236,648
NGLs (MBbls)	32,649	38,870	32,915

Total estimated proved reserves (MBoe)(1)	101,657	115,266	89,045
Estimated proved developed reserves:
Oil (MBbls)	11,032	10,773	7,129
Natural gas (MMcf)	169,651	160,877	139,623
NGLs (MBbls)	19,670	22,555	19,101

Total estimated proved developed reserves (MBoe)(1)	58,977	60,141	49,501
Estimated proved undeveloped reserves:
Oil (MBbls)	14,376	16,910	9,559
Natural gas (MMcf)	91,945	131,400	97,025
NGLs (MBbls)	12,980	16,315	13,814

Total estimated proved undeveloped reserves (MBoe)(1)	42,680	55,125	39,544
PV-10 (in millions)(2)	$470	$1,502	$1,017
Standardized measure (in millions)(3)	465	1,388	941

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

        The following table sets forth the benchmark prices used to determine our estimated proved reserves for the periods indicated.

	As of December 31,
	2015	2014	2013
Oil, Natural Gas and NGLs Benchmark Prices:
Oil (per Bbl)(1)	$50.25	$94.99	$96.78
Natural gas (per MMBtu)(2)	2.59	4.35	3.67
NGLs (per Bbl)(3)	17.63	33.17	28.33

(1)
Benchmark prices for oil reflect the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months using WTI Cushing posted prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management's internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2015, 2014 and 2013, the average realized prices for oil were $45.97, $91.06 and $91.74 per Bbl, respectively.

(2)
Benchmark prices for natural gas in the table above reflect the unweighted arithmetic average first-day-of-the-month prices for the prior 12 months, respectively, using Henry Hub prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management's internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2015, 2014 and 2013, the average realized prices for natural gas were $2.37, $4.16 and $3.13 per MMBtu, respectively.

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

Reserves Sensitivities

        Assuming NYMEX strip pricing as of February 29, 2016 through 2022 and keeping pricing flat thereafter, instead of 2015 SEC pricing, and leaving all other parameters unchanged, the Company's proved reserves would have been 101.3 MMBoe and the PV-10 value of proved reserves would have been $376 million. This alternative pricing scenario is provided only to demonstrate the impact that the current pricing environment may have on reserves volumes and PV-10. There is no assurance that these prices will actually be realized. The value of our proved reserves as of December 31, 2015 calculated using SEC pricing is higher than the value of our proved reserves calculated using current market prices. Using SEC pricing of December 31, 2015, our total estimated proved reserves were 101.7 MMBoe and the PV-10 value of proved reserves was $470 million.

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

        The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2015, 2014 and 2013.

	As of December 31,
(in millions)	2015	2014	2013
PV-10	$470	$1,502	$1,017
Present value of future income taxes discounted at 10%	5	114	76

Standardized measure	$465	$1,388	$941

Internal Controls

        Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by our corporate reservoir engineering staff. We maintain internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with our internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by our senior management team on a semi-annual basis. We expect to have our reserve estimates evaluated by Cawley Gillespie, our independent third-party reserve engineers, or another independent reserve engineering firm, at least annually.

        Our internal professional staff works closely with Cawley Gillespie to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. We provide all of the reserve information maintained in our secure reserve engineering database to the external engineers, as well as other pertinent data, such as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves. Various procedures are used to ensure the accuracy of the data provided to our independent petroleum engineers, including review processes. Changes in reserves from the previous report are closely monitored. Reconciliation of reserves from the previous report, which includes an explanation of all significant changes, is reviewed by both the engineering department and upper management, including our chief operating officer. Our independent petroleum engineers prepare our annual reserves estimates, whereas interim estimates are internally prepared.

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

Qualifications of Responsible Technical Persons

        Internal engineer.    Eric Niccum, our Executive Vice President and Chief Operating Officer, is the technical specialist primarily responsible for overseeing the preparation of our reserves estimates. Mr. Niccum is also responsible for liaising with and oversight of our third-party reserve engineer. Mr. Niccum is a graduate of Purdue University with a Bachelor of Science degree in Mechanical Engineering. He has 22 years of energy experience.

        Cawley Gillespie.    Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists. The firm has provided petroleum consulting services to the oil and gas industry for over 50 years. No director, officer, or key employee of Cawley Gillespie has any financial ownership in us or any of our affiliates. Cawley Gillespie's compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Cawley Gillespie has not performed other work for us that would affect its objectivity. The engineering audit presented in the Cawley Gillespie report was supervised by W. Todd Brooker, Senior Vice President at Cawley Gillespie. Mr. Brooker is an experienced reservoir engineer having been a practicing petroleum engineer since 1989. He has more than 25 years of experience in reserves evaluation and joined Cawley Gillespie as a reserve engineer in 1992. He has a Bachelor's of Science Degree in Petroleum Engineering from the University of Texas at Austin and is a Registered Professional Engineer in the State of Texas (License No. 83462).

Development of Proved Undeveloped Reserves

        As of December 31, 2015, none of our proved undeveloped reserves at December 31, 2015 were scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. However, certain of our proved undeveloped reserves are associated with joint development agreements with third parties that include obligations to drill a specified minimum number of wells in a time frame that is shorter than five years. If we do not meet our obligation to drill the minimum number of wells specified in a joint development agreement, we will lose the right to continue to develop the undeveloped acreage covered by the agreement, which in some cases would result in a reduction in our proved undeveloped reserves. Historically, our drilling and development programs were substantially funded from our cash flow from operations. Our expectation is to continue to fund our drilling and development programs primarily from our cash flow from operations and projected availability under our senior secured revolving credit facility. Based on our current expectations of our cash flows and drilling and development programs, which include drilling of proved undeveloped locations, we believe that we will be able to fund the drilling of our current inventory of proved undeveloped locations and our expansion activities in the next five years from our cash flow from operations and borrowings under our credit facilities. For a more detailed discussion of our liquidity position, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Total (MMBoe)
Estimated Proved Undeveloped Reserves
December 31, 2013	39.5
Extensions and discoveries	15.7
Conversion to proved	(10.1)
Purchases of minerals in place	9.8
Sales of minerals in place	—
Revisions of previous estimates	0.2

December 31, 2014	55.1
Extensions and discoveries	3.7
Conversion to proved	(8.2)
Purchases of minerals in place	—
Sales of minerals in place	—
Revisions of previous estimates	(7.9)

December 31, 2015	42.7

        Our proved undeveloped reserves have decreased from 55.1 MMBoe at December 31, 2014 to 42.7 MMBoe at December 31, 2015 due to (i) the conversion of 8.2 MMBoe of proved undeveloped reserves to proved developed reserves; (ii) net negative revisions of 7.9 MMBoe, primarily due to reduced commodity pricing partially offset by reduced future development costs; and (iii) additions of 3.7 MMBoe from extensions and discoveries. Proved undeveloped reserves decreased as a percentage of total reserves from 48% for the year ended December 31, 2014 to 42% for the year ended December 31, 2015. Proved undeveloped reserves increased as a percentage of total reserves from 44% for the year ended December 31, 2013 to 48% for the year ended December 31, 2014.

        For the year ended December 31, 2015, we converted 8.2 MMBoe of proved undeveloped reserves to proved developed reserves or 15% of total proved undeveloped reserves booked at December 31, 2014. We incurred approximately $105.6 million in capital to convert proved undeveloped reserves to proved developed reserves during the year ended December 31, 2015. Our 2015 capital expenditures totaled $200.1 million excluding the impact of asset retirement costs, of which $173.2 million was utilized to drill and complete operated wells including wells that had no proved undeveloped reserves associated with them prior to drilling. The Company has established an initial capital budget of $25 million for 2016, with the majority dedicated to capital workovers and field optimization activities. Costs of proved undeveloped reserve development in 2015 do not represent the total costs of these conversions, as additional costs may have been incurred in previous years. Estimated future development costs relating to the development of 2015 year-end proved undeveloped reserves is $446 million, all of which is scheduled to be incurred within five years. All drilling locations classified as proved undeveloped reserves in the year-end reserve report are scheduled to be drilled within five years of initial proved reserve booking.

Operating Data

        The following table sets forth summary data regarding production volumes, average prices and average production costs associated with our sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Production and Operating Data:
Net Production Volumes(1):
Oil (MBbls)	2,583	2,475	1,557
Natural gas (MMcf)	23,839	21,922	17,575
NGLs (MBbls)	2,618	2,345	1,724

Total (MBoe)	9,174	8,474	6,210

Average net production (Boe/d)	25,134	23,216	17,014
Average Sales Price(2):
Oil (per Bbl)	$44.15	$88.93	$93.22
Natural gas (per Mcf)	1.91	3.78	3.16
NGLs (per Bbl)	13.36	32.14	33.30

Combined (per Boe) realized	21.21	44.65	41.56
Average Costs per Boe:
Lease operating	$4.47	$4.46	$4.05
Production and ad valorem taxes	1.32	2.66	2.50
Depreciation, depletion and amortization	22.40	21.44	18.38
General and administrative(3)	3.64	3.04	5.14

(1)
The Lipscomb SE field constituted approximately 27% of our estimated proved reserves as of December 31, 2015. Our production from the Lipscomb SE field was 2,465 MBoe, 2,862 MBoe and 1,751 MBoe for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 production was comprised of 889 MBbls of oil, 5,239 MMcf of natural gas and 702 MBbls of NGLs. The 2014 production was comprised of 1,274 MBbls of oil, 5,337 MMcf of natural gas and 699 MBbls of NGLs. The 2013 production was comprised of 858 MBbls of oil, 2,786 MMcf of natural gas and 430 MBbls of NGLs.

The Lipscomb field constituted approximately 24% of our estimated proved reserves as of December 31, 2015. Our production from the Lipscomb field was 2,237 MBoe, 1,467 MBoe and 1,105 MBoe for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 production was comprised of 637 MBbls of oil, 5,271 MMcf of natural gas and 721 MBbls of NGLs. The 2014 production was comprised of 408 MBbls of oil, 3,394 MMcf of natural gas and 494 MBbls of NGLs. The 2013 production was comprised of 215 MBbls of oil, 2,963 MMcf of natural gas and 395 MBbls of NGLs.

(2)
Prices do not include the effects of derivative cash settlements.

(3)
General and administrative includes non-cash stock-based compensation of $8.0 million, $4.8 million and $13.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding stock-based compensation from the above metric results in average general and administrative cost per Boe of $2.77, $2.47 and $2.95 for the years ended December 31, 2015, 2014 and 2013, respectively.

Drilling Activity

        The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	53	47	144	119	97	61
Mechanical failure	1	1	1	1	—	—
Dry	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	1	1	—	—
Total Wells:
Productive	53	47	144	119	97	61
Mechanical failure	1	1	1	1	—	—
Dry	—	—	1	1	—	—

Total(1)	54	48	146	121	97	61

(1)
In 2015, the total presented includes one mechanical failure that was not deemed to be a completed well by the Company because it was only drilled to 1,000 feet and abandoned. Therefore, outside of the table above, this mechanical failure has been excluded from our well count.

        For the three years ended December 31, 2015, we had one gross (one net) developmental or exploratory well that was deemed to be a dry well. In this same period, we experienced a total of one gross (one net) mechanical failure that was not reservoir related. As of December 31, 2015, there were no development wells in the process of drilling or completion. For the three years ended December 31, 2015, we drilled 294 gross (227 net) wells as operator with over a 99% success rate.

        From January 1, 2015 through December 31, 2015, we successfully drilled 53 gross proved undeveloped wells and completed 70 gross proved undeveloped wells.

Productive Wells

        The following table sets forth our total gross and net productive wells by oil or natural gas classification as of December 31, 2015.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated(1)	290	236	308	232	598	468
Non-operated	70	11	348	71	418	82

Total	360	247	656	303	1,016	550

(1)
Includes wells on which we act as contract operator.

        Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage Data

        The following table sets forth certain information regarding the developed and undeveloped acreage in which we have an interest as of December 31, 2015 for each of our producing areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. Acreage that is prospective for the Tonkawa, Marmaton and other formations is included in these totals as these formations overlie one another throughout much of our acreage. As of December 31, 2015, over 80% of our leasehold acreage was held by existing production.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Cleveland	143,607	91,651	37,746	26,049	181,353	117,700
Granite Wash	10,553	6,617	—	—	10,553	6,617
Woodford	12,363	4,417	20	1	12,383	4,418
Other	19,594	7,444	4,341	1,198	23,935	8,642

All properties	186,117	110,129	42,107	27,248	228,224	137,377

Undeveloped Acreage Expirations

        The following table sets forth the number of gross and net undeveloped acres as of December 31, 2015 that will expire over the next three years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates or unless the existing leases are renewed prior to expiration.

	Expiring 2016		Expiring 2017		Expiring 2018		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Cleveland	4,185	2,715	12,641	10,657	19,941	12,071	979	606
Woodford	20	1	—	—	—	—	—	—
Granite Wash	—	—	—	—	—	—	—	—
Other	2,449	1,148	1,575	43	—	—	317	7

All properties	6,654	3,864	14,216	10,700	19,941	12,071	1,296	613

        A majority of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations have commenced or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of operations or production in commercial quantities. We also have options to extend some of our leases through payment of additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date. We do not have any of our proved undeveloped reserves as of December 31, 2015 attributed to acreage whose lease expiration date precedes the scheduled initial drilling date. Our leases are mainly fee leases with primary terms of three to five years. We believe that our lease terms are similar to our competitors' fee lease terms as they relate to both primary term and royalty interests.

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

Oil and Natural Gas Leases

        The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 17% to 25%. Our net revenue interests average 55% for our operated leases and 38% including all operated and non-operated leases.

        Over 80% of our leases (based on net acreage) are held by production and do not require lease rental payments.

Marketing and Major Customers

        Our oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for oil and liquids move up and down in direct correlation with the oil market as it reacts to supply and demand factors. We do not own any oil or liquids pipelines or other assets for the transportation of those commodities, and transportation costs related to moving oil are deducted from the price received for oil. In September of 2014, we signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to our dedicated leases in Texas. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. We have reserved capacity of up to 12,000 barrels per day on the system with the potential to increase throughput at a future date.

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

        In 2015, changes in NGL prices again altered market conditions. Due primarily to the large supply of the major NGL component products on the market, the composite price of NGL components dropped significantly over the last year. For a discussion of the effect of recent changes in NGL prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

        During the year ended December 31, 2015, the largest purchasers were Valero Energy Corp. ("Valero"), ETC Field Services LLC, Plains Marketing LP ("Plains Marketing"), NGL Energy Partners LP, and Unimark LLC, which accounted for approximately 18%, 17%, 16%, 15% and 7% of consolidated oil and gas sales, respectively. If we were to lose any one of our customers, the loss could temporarily delay production and sale of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes. For a discussion of the risks associated with the loss of key customers, please read "Risk factors—Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations."

Seasonality

        Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters sometimes lessen this fluctuation.

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

Solid and Hazardous Waste Handling and Releases

        The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous waste. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. In the course of our operations, however, we generate some industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. Although a substantial amount of the waste generated in our operations are regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous waste. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non- hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Clean Water Act

        The federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States or waters of the state, both broadly defined terms. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. The EPA and the U.S. Army Corps of Engineers adopted in June 2015 a rule redefining the term "waters of the United States," which establishes the scope of regulated waters under the Clean Water Act. The final rule is expected to expand federal jurisdiction under the Clean Water Act. The rule has been challenged and was stayed by federal courts and will become applicable if the courts do not continue the stay of the rule during the litigation. The EPA also proposed regulations in 2015 under the Clean Water Act to set a zero discharge standard for wastewater discharges from hydraulic fracturing and other natural gas production activities to publicly-owned treatment works. A final rule is expected in 2016.

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

Other Regulation of Hydraulic Fracturing

        On May 19, 2014, the EPA published an advance notice of rulemaking under the Toxic Substances Control Act, to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration and production. Also, effective June 24, 2015, the Bureau of Land Management, or BLM, adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and Indian lands; however, a federal district court has stayed the effectiveness of these BLM rules as challenges to the rules are proceeding. BLM also proposed new rules in January 2016 to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. On October 26, 2015, the U.S. National Park Service, or NPS, proposed to update its regulations governing non-federal oil and gas rights. Most notably, the NPS rulemaking would eliminate two provisions that exempt approximately 60% of the oil and gas operations located within the national park system from the requirement to obtain NPS approval of a proposed plan of operations before commencing non-federal oil and gas operations in an NPS unit and would clarify well stimulation (including hydraulic fracturing) information requirements and operating standards. The Interagency Working Group on Unconventional Natural Gas and Oil was created by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.

        Hydraulic fracturing is also subject to regulation at the state and local levels. Several states have proposed or adopted legislative or administrative rules regulating hydraulic fracturing operations. For example, the Railroad Commission of Texas, implementing a state law passed in June 2011, adopted the Hydraulic Fracturing Chemical Disclosure Rule on December 13, 2011. The rule requires public disclosure of chemicals in fluids used in the hydraulic fracturing process for drilling permits issued after February 1, 2012. Additionally, Texas has authorized the Texas Commission on Environmental Quality to suspend water use rights for oil and gas users in the event of serious drought conditions and has imposed more stringent emissions, monitoring, inspection, maintenance, and repair requirements on Barnett Shale operators to minimize Volatile Organic Compound, or VOC, releases. Other states that we operate in, including Oklahoma, have adopted similar chemical disclosure measures. Some states, including Texas and Oklahoma, also assert the authority to shut down injection wells that are deemed to contribute to induced seismicity, or seismic activity that is caused by human activity. For example, on August 3, 2015, the Oklahoma Corporation Commission adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in Oklahoma. Please see "Risk Factors—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing and other oil and gas production activities as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production" for a further discussion of state hydraulic fracturing regulation. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

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

        We may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. For instance, on April 17, 2012, the EPA released final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. The rules became effective on October 15, 2012. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment in addition to leak detection requirements for natural gas processing plants. In October 2012, several challenges to the EPA's rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since made several changes to the rules and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. These rules that took effect on October 15, 2012, as well as any modifications to these rules or additional rules, could require a number of modifications to our operations including the installation of new equipment. We have already reported some of our facilities as being subject to these rules and have incurred, and will continue to incur, costs to control emissions, and to satisfy reporting and other administrative requirements associated with these rules. Additionally, on September 18, 2015 the EPA proposed to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector as a measure to implement the Climate Action Plan and proposed a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Final rules are expected in 2016. Further, in 2015, the EPA adopted a lower national ambient air quality standard for ozone. This lower standard may cause additional areas to be designated as ozone nonattainment areas, causing states to revise their implementation plans to require additional emissions control equipment and to impose more stringent permit requirements on facilities in those areas.

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

        We conduct operations in areas where certain species that are listed as threatened or endangered under the ESA may be present. For example, our operations in the Arkoma basin of Oklahoma overlap with the range of the American Burying Beetle, which is listed as endangered. The presence of endangered or threatened species may force us to modify or terminate our operations in certain areas. Additionally, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or limit future development activity in the affected areas. On March 27, 2014, the U.S. Fish and Wildlife Service listed the Lesser Prairie Chicken as a threatened species under the Endangered Species Act. The designated habitat for the Lesser Prairie Chicken encompasses significant portions of our properties in the Anadarko basin. In a special rule under ESA Section 4(d) released simultaneously with the decision to list the Lesser Prairie Chicken as threatened, the Fish and Wildlife Service will exempt from "take" certain oil and gas and other activities conducted by a participant that result in an "incidental take" of the Lesser Prairie Chicken as long as the participant is enrolled in, and operating in compliance with, a range-wide conservation plan endorsed by the Fish and Wildlife Service. The range-wide conservation plan also includes a Candidate Conservation Agreement with Assurances (CCAA) component that provides "take" coverage for properties enrolled into the CCAA before the listing is effective. To mitigate the risk of liability from "incidental takes" of the Lesser Prairie Chicken, we enrolled affected leasehold interests in the CCAA. However, environmental groups challenged the listing decision and special 4(d) rule in a suit filed in federal district court in the District of Columbia on June 17, 2014. These groups are attempting to compel a more restrictive listing of the Lesser Prairie Chicken as endangered, rather than threatened, and are seeking to invalidate the special 4(d) rule. While these same environmental groups also filed a notice of intent to sue concerning the CCAA on April 10, 2014, the suit filed in federal court did not include a challenge to the CCAA. Other suits challenging the scientific basis for the listing were filed by affected states and the oil and gas industry in Texas and Oklahoma. On September 1, 2015 a federal district court in Texas vacated the listing of the Lesser Prairie Chicken as a threatened species, holding the Fish and Wildlife Service did not sufficiently account for voluntary range-wide conservation efforts being implemented to protect the species. The Fish and Wildlife Service moved to keep the rule in effect pending further agency action; the court has ordered the parties to mediate. We continue to evaluate the impact of these rules and the ongoing legal challenges on our operations. As with any other species in areas that we operate, the listing of the Lesser Prairie Chicken under the Endangered Species Act could force us to incur additional costs and delay or otherwise limit or terminate our operations.

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

        In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. On November 9, 2010, the EPA issued final rules to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. The rule requires reporting of GHG emissions by regulated entities to the EPA on an annual basis. Reporting was first required in 2012 for emissions occurring in 2011. In 2015, the EPA added reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines to the GHG reporting rule. We are currently required to monitor and report GHG emissions under this rule, and operational and/or regulatory changes could increase the burden of compliance with GHG emissions monitoring and reporting requirements.

        Because of the lack of any comprehensive legislative program addressing GHGs, there is continuing uncertainty regarding the further development of federal regulation of GHG-emitting sources. Additionally, more than 20 states, either individually or as part of regional initiatives, have begun taking actions to control and/or reduce GHG emissions primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. The international, federal, regional and local regulatory initiatives that target GHGs also could adversely affect the marketability of the oil and natural gas we produce. For example, on October 23, 2015, the EPA published the final Clean Power Plan rule. While the rule directly applies to power plants, the Clean Power Plan is targeted at creating a shift from fossil fuels toward renewable power generation; however, the rule has been stayed and is not effective during the judicial review. Also, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and, if it comes into force, would require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

        The federal administration also issued a Climate Action Plan in June 2013. Among other things, the Climate Action Plan directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and natural gas industry. As previously mentioned, the EPA proposed a rule in September 2015 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, with a final rule expected in 2016. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains a possibility. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.

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

        We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation of pollution control activities for the years ended December 31, 2015, 2014 or 2013. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2016 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

Offices

        We currently lease approximately 43,000 square feet of office space in Austin, Texas at 807 Las Cimas Parkway, Austin, Texas 78746, where our principal offices are located. The primary lease expires in April 2020. We also lease field offices in Canadian, Texas and McAlester, Oklahoma.

Employees

        As of December 31, 2015, we had 116 employees, including 46 technical (geosciences, engineering, land), 34 field operations, 31 corporate (finance, accounting, planning, business development, IT, human resources, office management) and 5 management. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services as needed.

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

Risks Relating to the Oil and Natural Gas Industry and Our Business:

A substantial or extended decline in oil, natural gas or NGL prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

        The price we receive for our oil, natural gas and NGLs heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The markets for oil, natural gas and NGLs historically have been volatile and were depressed throughout 2015. As an example, during 2015, the NYMEX WTI oil price ranged from more than $61 per Bbl to below $35 per Bbl, the lowest price seen since 2009, and the average daily price for NYMEX Henry Hub natural gas reached a low of $1.63 per MMBtu in December, the lowest price since 1999. These markets will likely continue to be volatile in the future, especially given the current geopolitical conditions. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

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

        NGLs are made up of ethane, propane, isobutane, butane and natural gasoline, all of which have different uses and different pricing characteristics. NGLs comprised 29% of our 2015 production, and we realized an average price of $13 per barrel, a 58% decrease from the average realized price of our 2014 production. An extended decline in NGL prices could materially and adversely affect our future business, financial condition and results of operations.

        Substantially all of our production is sold to purchasers under contracts with market-based prices. Lower oil, natural gas and NGL prices will reduce our cash flows and the present value of our reserves. If oil, natural gas and NGL prices continue to deteriorate or remain at depressed levels, we anticipate that the borrowing base under our senior secured revolving credit facility, which is revised periodically, will be reduced at some point, which would negatively impact our borrowing ability. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our capital budget. Lower oil, natural gas and NGL prices may also reduce the amount of oil, natural gas and NGLs that we can produce economically. Substantial decreases in oil, natural gas and NGL prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As an example, total proved reserves decreased by 12%, from 115.3 MMBoe as of December 31, 2014 to 101.7 MMBoe as of December 31, 2015, primarily due to the decline in commodity prices. As a result, a substantial or extended decline in oil, natural gas or NGL prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

In addition, our cost of drilling, completing and operating wells is often uncertain before drilling commences, which ultimately results in uncertainty as to when the capital investment required to deploy rigs will create an acceptable return for our shareholders. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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

        Our exploration, exploitation, development and acquisition activities require substantial capital expenditures. Our total capital expenditures for 2015 were $200.1 million excluding the impact of asset retirement costs. The Company has established an initial capital budget of $25 million for 2016. Historically, we have funded development and operating activities primarily through a combination of equity capital raised from a private equity partner and public equity offerings, through borrowings under our senior secured revolving credit facility, through the issuance of debt securities and through internal operating cash flows. We intend to finance the majority of our capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under our senior secured revolving credit facility and the issuance of additional debt and equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

        Approximately 42% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2015. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, continued declines in commodity prices could cause us to reevaluate our development plans and delay or cancel development. Delays in the development of our reserves, increases in costs to drill and develop such reserves or sustained periods of low commodity prices will reduce the future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves or lower commodity prices could cause us to have to reclassify our proved reserves as unproved reserves.

Our hedging strategy may be ineffective in reducing the impact of commodity price volatility from our cash flows, which could result in financial losses or could reduce our income.

        To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, we enter into commodity derivative contracts for a significant portion of our oil, natural gas and NGL production that could result in both realized and unrealized hedging losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts. For example, some of the commodity derivative contracts we utilize are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil, natural gas and NGLs. In addition, our senior secured revolving credit facility limits the aggregate notional volume of commodities that can be covered under commodity derivative contracts we can enter into and, as a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. For the years ending December 31, 2016, 2017, and 2018, approximately 26%, 62%, and 71%, respectively, of our estimated total oil, natural gas and NGL production from proved reserves, based on our reserve report as of December 31, 2015, will not be covered by commodity derivative contracts.

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

        In addition, our actual future production may be significantly higher or lower than we estimate at the time we enter into commodity derivative contracts for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we projected. If the actual amount is lower than the notional amount of our commodity derivative contracts, we might be forced to satisfy all or a portion of our commodity derivative contracts without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, substantially diminishing our liquidity.

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

Derivatives legislation and implementing rules could have an adverse effect on our ability to use derivatives to reduce the effect of commodity price risk, interest rate risk and other risks associated with our business.

        We use commodity derivatives to manage our commodity price risk. The U.S. Congress adopted comprehensive financial reform legislation that, among other things, expands comprehensive federal oversight and regulation of derivatives and many of the entities that participate in that market. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted on July 21, 2010, the Commodity Futures Trading Commission, or the CFTC, and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of its provisions relating to derivatives. While some of these rules have been finalized, some have not. When fully implemented, the law and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

        In addition, we may transact with counterparties based in the European Union, Canada or other jurisdictions which, like the U.S., are in the process of implementing regulations to regulate derivatives transactions, some of which are currently in effect and impose operational and transactional costs on our derivatives activities.

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

        Our management team has identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our drilling locations are in various stages of evaluation, ranging from a location that is ready to drill to a location that will require substantial additional interpretation. There is no way to predict in advance of drilling and testing whether any particular location will yield oil, natural gas or NGLs in sufficient quantities to recover drilling or completion costs or to be economically viable. Similarly, the use of technologies and the study of producing fields in the same area of producing wells will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient quantities of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. In addition, our ability to drill and develop these drilling locations depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, gathering systems, marketing and pipeline transportation constraints, regulatory approvals and other factors. In addition, a number of our identified drilling locations are associated with joint development agreements and if we do not meet our obligation to drill the minimum number of wells specified in an agreement, we will lose the right to continue to develop certain acreage covered by that agreement. Because of the uncertainty inherent in these factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas or NGLs from these or any other drilling locations. Our initial capital budget for 2016 is $25 million. We are not currently drilling on our acreage, and there can be no assurances regarding when we will resume drilling. Unless we resume drilling such that production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage will expire.

Continued low commodity prices or future price declines or downward reserve revisions may result in write-downs of the carrying values of our properties.

        Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Such impairment may be accompanied by a reduction in proved reserves, thereby increasing future depletion charges per unit of production. We may incur impairment charges and related reductions in proved reserves in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. If commodity prices remain low relative to their historical levels, we may incur future impairments to long-lived assets.

Our estimated oil, natural gas and NGLs reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any significant inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

        Numerous uncertainties are inherent in estimating quantities of oil, natural gas and NGL reserves. Our estimates of our proved reserve quantities are based upon our reserve report as of December 31, 2015. Reserve estimation is a subjective process of evaluating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact manner. Reserves that are "proved reserves" are those estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions and that relate to projects for which the extraction of hydrocarbons must have commenced or the operator must be reasonably certain will commence within a reasonable time.

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

        If we do not meet our obligation to drill the minimum number of wells specified in a joint development agreement, we will lose the right to continue to develop the undeveloped acreage covered by the agreement, which would result in the loss of any proved undeveloped reserves attributable to such undeveloped acreage. For example, we do not currently anticipate drilling new wells on our Arkoma Woodford acreage. As a result, we will not spud the required number of additional wells per the joint development agreement between us and Vanguard Natural Resources within the prescribed time period to maintain rights to the additional future drilling locations. The loss of these drilling locations, along with other near term lease expirations in the Arkoma, have contributed to a reduction in our Woodford proved undeveloped reserve figures and total drilling location count.

The standardized measure of discounted future net cash flows from our proved reserves will not necessarily be the same as the current market value of our estimated oil, natural gas and NGL reserves.

        You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil, natural gas and NGL reserves. In accordance with SEC requirements, we based the discounted future net cash flows from our proved reserves on the 12- month unweighted arithmetic average of the first-day-of-the-month commodities prices for the preceding 12 months without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

        If oil prices decline by $10.00 per Bbl, then our standardized measure as of December 31, 2015 excluding hedging impacts would decrease approximately $139.7 million holding all costs constant. If natural gas prices decline by $1.00 per Mcf, then our standardized measure as of December 31, 2015 excluding hedging impacts would decrease by approximately $101.4 million holding all costs constant.

Over 99% of our estimated proved reserves are located in the Anadarko and Arkoma basins in the Texas Panhandle and Oklahoma, making us vulnerable to risks associated with operating in one geographic area.

        Over 99% of our estimated proved reserves as of December 31, 2015 were located in the Anadarko and Arkoma basins in the Texas Panhandle and Oklahoma. Approximately 79% of our 2015 production was from the Cleveland formation where properties are located in four contiguous counties of Texas and Oklahoma. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as our properties producing from the Cleveland formation, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations.

        Historically, we have been dependent on a few customers for a significant portion of our revenue. For the year ended December 31, 2015 purchases by our top five customers accounted for approximately 18%, 17%, 16%, 15% and 7%, respectively, of our total oil, natural gas and NGL sales. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. To the extent that any of our major purchasers reduces their purchases of oil, natural gas or NGLs or defaults on their obligations to us, our financial condition and results of operations could be adversely affected.

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

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated and new taxes may be imposed as a result of future legislation.

        From time to time, legislation is introduced that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included repealing many tax incentives and deductions that are currently used by U.S. oil and gas companies and imposing new fees. Among others, proposed changes have included: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical cost amortization period for independent producers; imposing a per barrel fee on domestically produced oil; and implementation of a fee on non-producing federal oil and gas leases. The passage of legislation containing some or all of these provisions or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could have a material adverse effect on our business, financial condition and results of operations.

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

        We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to exploration, development and production activities. These laws and regulations may require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, production and product transportation pipelines or other operations; regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, ephemeral streams, frontier and other protected areas; require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or impose substantial liabilities for spills, pollution or failure to comply with regulatory filing requirements. In addition, these laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where petroleum or hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including laws related to climate change and greenhouse gases, may be adopted in the future. The trend of more expensive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. We are also subject to many other environmental requirements delineated in "Business—Environmental Matters and Regulation."

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing and other oil and gas production activities as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production.

        Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act, or SDWA, in states where the EPA is the permitting authority and released guidance in February 2014 on regulatory requirements for companies that plan to conduct hydraulic fracturing using diesel in those states. In addition, the EPA issued a notice of rulemaking under the Toxic Substances Control Act relating to chemical substances and mixtures used in oil and gas exploration and production. Congress has also considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

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

        In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. If state, local, or municipal legal restrictions are adopted in areas where we are currently conducting operations, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

        There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration- wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released its first progress report on this study in December 2012 and has also released several papers for public and peer review. The EPA released its draft assessment of the potential impacts to drinking water resources from hydraulic fracturing for public comment and peer review in June 2015.

        The EPA completed its study of wastewater resulting from hydraulic fracturing activities and, in April 2015, proposed a pretreatment standard of zero discharge, which if adopted will prohibit discharges to publicly-owned treatment works. . The EPA is also conducting a study of private wastewater treatment facilities, referred to as centralized waste treatment, or CWT, facilities, accepting oil and gas extraction wastewater and will evaluate whether to revise discharge limits from CWT facilities. In addition, the U.S. Department of Energy's Natural Gas Subcommittee of the Secretary of Energy Advisory Board conducted a review of hydraulic fracturing issues and practices and made recommendations to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms. The Interagency Working Group on Unconventional Natural Gas and Oil was created by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional oil and natural gas resources.

        Also, in 2015, the U.S. Department of the Interior's Bureau of Land Management, or BLM, adopted rules regarding well stimulation, chemical disclosures and other requirements for hydraulic fracturing on federal and Indian lands; however, a federal district court has stayed the effectiveness of these BLM rules as challenges to the rules are proceeding. BLM released a proposed rule in January 2016 that would require reductions in venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Similarly, on October 26, 2015, the NPS, proposed to update its regulations governing non-federal oil and gas rights. Most notably, the NPS rulemaking would eliminate two provisions that exempt approximately 60% of the oil and gas operations located within the national park system from the requirement to obtain NPS approval of a proposed plan of operations before commencing nonfederal oil and gas operations in an NPS unit and would clarify well stimulation (including hydraulic fracturing) information requirements and operating standards.

        State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, the Texas Railroad Commission rules allow the Commission to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. The Oklahoma Corporation Commission also asserts authority to shut down injection wells that it considers linked to induced seismicity, and has recently taken other steps to regulate injection wells that may contribute to induced seismicity. For example, on August 3, 2015, the Oklahoma Corporation Commission adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in Oklahoma. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.

        Further, on April 17, 2012, the EPA released final rules to subject oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs. These rules became effective on October 15, 2012. The EPA rules also include NSPS standards for completions of hydraulically-fractured gas wells. These standards include the reduced emission completion techniques developed in the EPA's Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the regulations under NESHAPS include maximum achievable control technology, or MACT, standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. In October 2012, several challenges to the EPA's rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The EPA has since reconsidered several aspects of the rules and may continue to make changes. For example in 2015, the EPA finalized a final rule defining "low pressure gas well" and removing "connected in parallel" from the definition of storage vessels in the New Source Performance Standard. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. We have reported some of our facilities as being subject to these rules and have incurred, and will continue to incur, costs to control emissions, and to satisfy reporting and other administrative requirements associated with these rules. We continue to evaluate the effect these rules will have on our business. In addition, on September 18, 2015, the EPA proposed to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector as a measure to implement the Climate Action Plan. On the same day, the EPA also proposed a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes. This rule could cause small facilities, on a aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Final rules are expected in 2016. The Administration has also stated that other federal agencies, including the Bureau of Land Management, the Pipeline and Hazardous Materials Safety Administration, and the Department of Energy will impose new or more stringent regulations on the oil and gas sector that will have the effect of further reducing methane emissions. Increased regulation and attention given to the hydraulic-fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic-fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale formations, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we produce; and actual impacts of climate change like extreme weather conditions could adversely affect our operations.

        In December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on its findings, the EPA promulgated regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one rule that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States. On November 9, 2010, the EPA issued final rules to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities with reporting of GHG emissions from such facilities required on an annual basis. The first reports were due in 2012 for emissions occurring in 2011. In 2015, the EPA added reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines to the GHG reporting rule. We are currently required to monitor and report GHG emissions under this rule, and operational and/or regulatory changes could increase the burden of compliance with GHG emissions monitoring and reporting requirements.

        The Climate Action Plan also calls for reductions of methane emissions. As previously mentioned, the federal administration has proposed a rule to require methane reductions from oil and gas sources, with a final rule expected in 2016. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, natural gas and NGLs we produce. In addition, international, federal, regional and local regulatory initiatives that target GHGs could adversely affect the marketability of the oil and natural gas we produce. On October 23, 2015, the EPA published the final Clean Power Plan. While the rule directly applies to power plants, the Clean Power Plan is targeted at creating a shift from fossil fuels toward renewable power generation; however the rule has been stayed and is not effect during the judicial review. Also, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and, if it comes into force, would require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

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

        We may be subject to regulation that restricts our ability to discharge water produced as part of our oil or gas production operations. Productive zones frequently contain water that must be removed in order for the oil or gas to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce oil or gas in commercial quantities. The produced water currently is transported from the lease and injected into disposal wells. Some states, including Texas and Oklahoma, also assert the authority to shut down disposal wells that are deemed to contribute to induced seismicity, or seismic activity that is caused by human activity. On August 3, 2015, the Oklahoma Corporation Commission adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in

Oklahoma. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the EPA has proposed to prohibit the disposal of wastewater from hydraulic fracturing into publicly owned treatment facilities through a "zero discharge" pretreatment standard. The EPA is also conducting a study of private wastewater treatment facilities, referred to as centralized waste treatment, or CWT, facilities, accepting oil and gas extraction wastewater and will evaluate whether to revise discharge limits from CWT facilities. Therefore, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.

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

        We conduct a substantial portion of our operations through joint development agreements with third parties, including ExxonMobil. We may also enter into other joint development agreements in the future. These third parties may have obligations that are important to the success of the joint development agreement, such as the obligation to contribute capital or pay carried or other costs associated with the joint development agreement. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.

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

Risks Relating to Financings and Ownership:

Increases in interest rates could adversely affect our business.

        Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce our cash flow available for drilling and place us at a competitive disadvantage. For example, as of December 31, 2015, we had an unused borrowing capacity of approximately $400 million under our revolving credit facility, subject to compliance with financial covenants. The impact of a 1.0% increase in interest rates on an assumed borrowing of the full $510 million available under our revolving credit facility would result in increased annual interest expense of approximately $5.1 million and a corresponding decrease in our net income. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in our cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

The borrowing base under our revolving credit facility is subject to redetermination and any reduction in the borrowing base may reduce our liquidity or result in our having to repay indebtedness under our revolving credit facility earlier than anticipated.

        The borrowing base under our revolving credit facility will be redetermined at least semi-annually on or about April 1 and October 1 of each year, with such redetermination based primarily on reserve reports using lender commodity price expectations at such time. JEH and the administrative agent (acting at the direction of lenders holding at least 66 2/3% of the outstanding loans) may each request one unscheduled borrowing base redetermination between each scheduled redetermination. In addition, the lenders may elect to redetermine the borrowing base upon the occurrence of certain defaults under our material operating agreements or upon the cancellation or termination of certain of our joint development agreements. The borrowing base may also be reduced as a result of our issuance of unsecured notes, our termination of material hedging positions or our consummation of significant asset sales. If current low commodity prices continue through such redetermination events, the borrowing base under our revolving credit facility may be reduced.

        Certain federal regulatory agencies, including the Office of the Comptroller of the Currency (OCC), the Federal Reserve, and the Federal Deposit Insurance Corp., have recently focused on oil and gas lenders' examinations and ratings of reserve-based loans, with a view towards encouraging such lenders to reduce their exposure to potentially substandard loans to oil and gas companies. In April 2014, the OCC issued the "Oil and Gas Production Lending" bank examination booklet, which details potential regulatory requirements related to reserve-based lending. Whether or not these regulatory agencies are successful in implementing stricter requirements related to reserve-based lending, oil and gas lenders may respond to these discussions by taking a more conservative approach in their lending practices, which could adversely impact future borrowing base redeterminations under our revolving credit facility.

        Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our revolving credit facility exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities."

The Jones family and Metalmark Capital, our primary private equity investor, control a significant percentage of Jones Energy, Inc.'s voting power and have the ability to take actions that may conflict with your interests.

        As of December 31, 2015, the Jones family and Metalmark Capital held approximately 51.3% of the combined voting power of Jones Energy, Inc. Although the Jones family and Metalmark Capital are entitled to act separately in their own respective interests with respect to their ownership interests in Jones Energy, Inc., the Jones family and Metalmark Capital will have the ability to elect all of the members of our board of directors, and thereby control our management and affairs. In addition, the Jones family and Metalmark Capital have significant influence over all matters that require approval by our stockholders, including mergers and other material transactions.

The loss of senior management or technical personnel could adversely affect our operations.

        Our success will depend to a large extent upon the efforts and abilities of our executive officers and key operations personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. We do not maintain insurance against the loss of any of these individuals. Our business will also be dependent upon our ability to attract and retain qualified personnel. Since the fourth quarter of 2014, the prices of oil, natural gas and NGLs were extremely volatile and declined significantly. Key employees may depart because of uncertainty during times of commodity price volatility. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our development and exploitation strategy as quickly as we would otherwise wish to do.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

        Over time, we have had limited accounting personnel to execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. As such, we have not maintained an effective control environment to ensure that the design and execution of our controls has consistently resulted in effective review of our financial statements and supervision by appropriate individuals. As a result of these factors, certain material misstatements in our annual financial statements were discovered and brought to the attention of our management by our independent registered public accounting firm for correction. These material misstatements were the result of a combination of control deficiencies which we concluded constituted a material weakness in our control environment. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

        We continue to qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act (the "JOBS Act"). By virtue of such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non- convertible debt over a three-year period.

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

We will incur corporate income tax liabilities on taxable income allocated to us by JEH with respect to JEH Units we own, which may be substantial. JEH is required to make cash tax distributions under its operating agreement. Our ability to make tax distributions, and pay taxes and the TRA liability may be limited by our structure and available liquidity. To the extent that we incur cash income tax liabilities or are required to make cash tax distributions and cash payments of the TRA liability it would impact our liquidity and reduce cash available for other uses.

        We are not drilling new wells at this time, which limits our planned capital spending. As a result of this, our tax deductions associated with intangible drilling costs would be significantly lower, reducing our ability to offset our taxable income. Further, considering the recognition of income associated with debt extinguishment by JEH, we are likely to be allocated taxable income in excess of any such tax deductions relating to 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" and Note 15, "Subsequent Events," in the Notes to Consolidated Financial Statements for further discussion of these items. Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account good faith projections by the Company of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions described below. Based on our 2016 budget and debt extinguishment through February 29, 2016, we estimate that the amount of tax distributions to JEH unitholders (other than us), plus the amount of our cash tax liabilities, in 2016 would be approximately $38.3 million based on information available as of this filing. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors. Additional debt extinguishment during the remainder of 2016 would increase the amount of potential tax payments to JEH unitholders (other than us) and the amount of our cash tax liabilities, whereas a decision to deploy capital to drill new wells would decrease the amount of any potential tax distributions and liabilities.

        We are classified as a corporation for U.S. federal income tax purposes and, in most states in which JEH does business, for state income tax purposes. Under current law, we will be subject to U.S. federal income tax at rates of up to 35% (and a 20% alternative minimum tax in certain cases), and to state income tax at rates that vary from state to state, on the net income allocated to us by JEH with respect to the JEH Units we own. We are a holding company with our sole asset consisting of our ownership in JEH and have no independent means of generating revenue. JEH is classified as a partnership for federal income tax purposes and as such is not subject to federal income tax (other than as a withholding agent). Instead, taxable income is allocated to holders of JEH Units, including the JEH Units we own. Under the terms of its operating agreement, JEH is obligated to make tax distributions to holders of its units, including us, subject to the conditions described below. Our ability to cause JEH to make tax distributions, which generally will be pro rata with respect to all outstanding JEH Units, in an amount sufficient to allow us to pay our taxes and make any payments due under the TRA, is subject to various factors, including the cash requirements and financial condition of JEH, compliance by JEH or its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, including under our notes and our revolving credit agreement, and other agreements entered into with third parties. As a result, it is possible that Jones Energy, Inc. will not have sufficient cash to pay taxes and make payments under the TRA liability.

        See "Risk Factors—We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may receive (or be deemed to receive), and the amounts of such payments could be significant."

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

        The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of JEH. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Any payments are made within a designated period of time following the filing of the tax return where we utilize such tax benefits to reduce taxes in a given year. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement by making the termination payment specified in the agreement.

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

Items 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "JONE."

        The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE for the periods indicated.

	2015		2014
	High	Low	High	Low
1st Quarter	$12.60	$7.74	$18.32	$13.05
2nd Quarter	$11.63	$8.39	$20.57	$14.50
3rd Quarter(1)	$9.15	$4.41	$20.79	$17.26
4th Quarter	$6.05	$3.20	$18.82	$9.50

(1)
For the third quarter of 2013, the data represents the period from July 24, 2013, the date on which our common stock began trading on the NYSE, through September 30, 2013.

        On February 29, 2016, the last sale price of our common stock, as reported on the NYSE, was $1.50 per share. As of February 29, 2016, there were 30,550,907 shares of Class A common stock outstanding held by approximately eight stockholders of record and 31,273,130 shares of Class B common stock outstanding held by approximately eleven stockholders of record.

Dividend Policy

        We have not paid any dividends and do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our senior secured revolving credit facility, the 2022 Notes and the 2023 Notes prohibit us from paying dividends.

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

        The graph compares the cumulative total shareholder return to Jones Energy, Inc.'s common stockholders as compared to the cumulative total returns on the Standard & Poor's 500 index ("the S&P 500 Index") and the Standard and Poor's 500 Oil & Gas Exploration & Production Index ("S&P 500 O&G E&P Index") since the time of our IPO. The graph was prepared assuming $100 was invested in our common stock at its initial public offering price of $15.00 per share and invested in the S&P 500 Index and the S&P 500 O&G E&P Index on July 24, 2013 at the closing price on such date and tracked through December 31, 2015.

Securities Authorized for issuance Under Equity Compensation Plans

        The following table presents the securities authorized for issuance under the Jones Energy, Inc. 2013 Omnibus Incentive Plan (the "LTIP") as of December 31, 2015.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plan approved by security holders(1)	—	—	2,303,615	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,303,615

(1)
Our 2013 Omnibus Incentive Plan (the "LTIP") was approved by our board of directors in July 2013 and took effect on July 29, 2013. The LTIP was also approved by our shareholders at the Annual Meeting of Shareholders on July 10, 2013.

(2)
The LTIP may consist of the following components: restricted stock, stock options, performance awards, restricted stock units, bonus stock awards, stock appreciation rights, cash awards, dividend equivalents, and other share- based awards. The LTIP limits the number of shares that may be delivered pursuant to awards to 3,850,000 shares of our Class A common stock. Our board of directors had approved total cumulative awards of 1,546,385 shares of restricted Class A common stock under the LTIP as of December 31, 2015, net of forfeitures and other adjustments that return previously awarded shares to the pool of remaining available shares.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data of Jones Energy, Inc. and its predecessor for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This information should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Item 8. Financial Statements and Supplementary Data" presented elsewhere in this report.

	Year Ended December 31,
(in thousands except per share data)	2015	2014	2013	2012	2011
Operating revenues
Oil and gas sales	$194,555	$378,401	$258,063	$148,967	$167,261
Other revenues	2,844	2,196	1,106	847	1,022

Total operating revenues	197,399	380,597	259,169	149,814	168,283

Operating costs and expenses
Lease operating	41,027	37,760	25,129	22,151	20,860
Production taxes	12,130	22,556	15,517	6,529	6,021
Exploration	6,551	3,453	16,125	356	780
Depletion, depreciation and amortization	205,498	181,669	114,136	80,709	68,906
Impairment of oil and gas properties	—	—	—	18,821	31,970
Accretion of ARO liability	1,087	770	608	533	413
General and administrative	33,388	25,763	31,902	15,875	16,679
Other operating	4,188	—	—	—	—

Total operating expenses	303,869	271,971	203,417	144,974	145,629

Operating income (loss)	(106,470)	108,626	55,752	4,840	22,654

Other income (expense)
Interest expense	(61,289)	(38,805)	(27,409)	(21,177)	(18,704)
Net gain (loss) on commodity derivatives	158,753	189,641	(2,566)	16,684	34,490
Gain on bargain purchase	—	—	—	—	26,208
Other income (expense)	(2,852)	(7,624)	(3,443)	(2,953)	(4,149)

Other income (expense), net	94,612	143,212	(33,418)	(7,446)	37,845

Income (loss) before income tax	(11,858)	251,838	22,334	(2,606)	60,499
Income tax provision
Current	111	53	85	—	—
Deferred	(2,892)	26,165	(156)	473	173

Total income tax provision (benefit)	(2,781)	26,218	(71)	473	173

Net income (loss)	(9,077)	225,620	22,405	(3,079)	60,326
Net income (loss) attributable to non-controlling interests	(6,696)	184,484	24,591	—	—

Net income (loss) attributable to controlling interests	$(2,381)	$41,136	$(2,186)	$(3,079)	$60,326

Earnings per share:
Basic	$(0.09)	$3.28	$(0.17)
Diluted	$(0.09)	$3.28	$(0.17)
Weighted average shares outstanding:
Basic	26,816	12,526	12,500
Diluted	26,816	12,535	12,500
Other Supplementary Data:
EBITDAX(1)	$268,417	$303,014	$204,997	$135,741	$127,960
Adjusted net income(2)	$2,220	$68,824	$56,425	$29,767	$35,674

(1)
EBITDAX is a non-GAAP financial measure. For a definition of EBITDAX and a reconciliation of EBITDAX to our net income, see "—Non-GAAP Financial Measures" below.

(2)
Adjusted net income is a non-GAAP financial measure. For a definition of adjusted net income and a reconciliation of adjusted net income to our net income, see "—Non-GAAP Financial Measures" below.

	Year Ended December 31,
(in thousands of dollars)	2015	2014	2013	2012	2011
Statement of Cash Flow Data
Net cash flow provided by operating activities	$69,030	$265,423	$148,573	$84,550	$120,217
Net cash used in investing activities	(168,401)	(463,903)	(368,277)	(337,636)	(318,963)
Net cash provided by financing activities	107,698	188,226	219,798	270,676	186,322

Net increase (decrease) in cash	$8,327	$(10,254)	$94	$17,590	$(12,424)

	As of December 31,
(in thousands of dollars)	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$21,893	$13,566	$23,820	$23,726	$6,136
Other current assets	172,611	230,797	121,770	74,886	88,546

Total current assets	194,504	244,363	145,590	98,612	94,682
Property and equipment, net	1,639,639	1,642,908	1,300,672	1,010,742	743,575
Other long-term assets	111,269	107,578	41,717	41,332	42,878

Total assets	1,945,412	$1,994,849	$1,487,979	$1,150,686	$881,135

Current liabilities	$67,906	$229,281	$179,668	$93,360	$108,440
Long-term debt	847,912	860,000	658,000	610,000	415,000
Other long-term liabilities	92,742	52,218	26,187	18,926	11,787
Total stockholders' / members' equity	936,852	853,350	624,124	428,400	345,908

Total liabilities and stockholders' / members' equity	1,945,412	$1,994,849	$1,487,979	$1,150,686	$881,135

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

        The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Year Ended December 31,
(in thousands of dollars)	2015	2014	2013	2012	2011
Reconciliation of EBITDAX to net income
Net income (loss)	$(9,077)	$225,620	$22,405	$(3,079)	$60,326
Interest expense	61,289	38,805	27,409	21,177	18,704
Exploration expense	6,551	3,453	16,125	356	780
Income taxes	(2,781)	26,218	(71)	473	173
Amortization of deferred financing costs	3,169	3,070	2,644	3,511	2,907
Depreciation and depletion	205,498	181,669	114,136	80,709	68,906
Impairment of oil and natural gas properties	—	—	—	18,821	31,970
Accretion of ARO liability	1,087	770	608	533	413
Reduction of TRA liability	(1,984)	—	—	—	—
Other non-cash charges	1,023	376	79	129	(59)
Stock compensation expense	7,562	4,040	10,838	570	1,134
Other compensation expense	455	758	2,719	—	—
Net (gain) loss on derivative contracts	(158,753)	(189,641)	2,566	(16,684)	(34,490)
Current period settlements of matured derivative contracts	149,801	4,476	5,209	29,783	2,162
Amortization of deferred revenue	(1,960)	(1,154)	(469)	—	—
Gain on bargain purchase	—	—	—	—	(26,208)
(Gain) loss on sale of assets	3	(297)	78	(1,162)	859
Stand-by rig costs	4,188	—	—	—	—
Financing expenses and other loan fees	2,346	4,851	721	604	383

EBITDAX	$268,417	$303,014	$204,997	$135,741	$127,960

        Adjusted Net Income and Adjusted Earnings per Share are supplemental non- GAAP financial measures that are used by management and external users of the Company's consolidated financial statements. We define Adjusted Net Income as net income excluding the impact of certain non-cash items including gains or losses on commodity derivative instruments not yet settled, impairment of oil and gas properties, non-cash compensation expense, and the other items described below. We define Adjusted Earnings per Share as earnings per share plus that portion of the components of adjusted net income allocated to the controlling interests divided by weighted average shares outstanding. We believe adjusted net income and adjusted earnings per share are useful to investors because they provide readers with a more meaningful measure of our profitability before recording certain items for which the timing or amount cannot be reasonably determined. However, these measures are provided in addition to, not as an alternative for, and should be read in conjunction with, the information contained in our financial statements prepared in accordance with GAAP. Our computations of adjusted net income and adjusted earnings per share may not be comparable to other similarly titled measures of other companies.

        The following table provides a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated.

	Year Ended December 31,
(in thousands except per share data)	2015	2014	2013	2012	2011
Net income (loss)	$(9,077)	$225,620	$22,405	$(3,079)	$60,326
Net (gain) loss on derivative contracts	(158,753)	(189,641)	2,566	(16,684)	(34,490)
Current period settlements of matured derivative contracts	149,801	4,476	5,209	29,783	2,162
Impairment of oil and gas properties	—	—	—	18,821	31,970
Exploration	6,551	3,453	16,125	356	780
Non-cash stock compensation expense	7,562	4,040	10,838	570	1,134
Other non-cash compensation expense	455	758	2,719	—	—
Gain on bargain purchase	—	—	—	—	(26,208)
Stand-by rig costs	4,188	—	—	—	—
Financing expenses	2,250	3,761	—	—	—
Reduction of TRA liability	(1,984)	—	—	—	—
Tax impact of adjusting items(1)	(1,106)	16,357	(3,437)	—	—
Change in valuation allowance	2,333	—	—	—	—

Adjusted net income	2,220	68,824	56,425	$29,767	$35,674

Adjusted net income attributable to non-controlling interests	1,275	56,208	52,679

Adjusted net income attributable to controlling interests	945	12,616	3,746

Earnings per share (basic and diluted)	$(0.09)	$3.28	$(0.17)
Net (gain) loss on derivative contracts	(2.68)	(3.85)	0.43
Current period settlements of matured derivative contracts	2.48	0.09	(0.01)
Exploration	0.12	0.07	0.31
Non-cash stock compensation expense	0.13	0.08	0.02
Other non-cash compensation expense	0.01	0.02	—
Stand-by rig costs	0.06	—	—
Financing expenses	0.03	0.08	—
Reduction of TRA liability	(0.07)	—	—
Tax impact of adjusting items(1)	(0.04)	1.24	(0.28)
Change in valuation allowance	0.09	—	—

Adjusted earnings per share (basic and diluted)	$0.04	$1.01	$0.30

Effective tax rate on net income attributable to controlling interests	38.9%	35.7%	36.9%

(1)
In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains "forward-looking statements" that are based on management's current expectations, estimates and projections about our business and operations, and that involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under "Risk Factors," "Cautionary Statement Regarding Forward- Looking Statements" and elsewhere in this report.

Overview

        Jones Energy, Inc. is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States. The Company's assets are located within the Anadarko and Arkoma basins of Texas and Oklahoma, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas. We have drilled 827 total wells, including over 650 horizontal wells, since our formation. We optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we believe we are recognized as one of the lowest-cost drilling and completion operators in the Cleveland and Woodford shale formations.

        As of December 31, 2015, our total estimated proved reserves were 101.7 MMBoe, of which 58% were classified as proved developed reserves. Approximately 25% of our total estimated proved reserves as of December 31, 2015 consisted of oil, 32% consisted of NGLs, and 43% consisted of natural gas.

Outlook

        The markets for oil, natural gas and NGLs, historically, have been volatile. During late 2014 and 2015, the oil and natural gas industry experienced a significant decline in commodity prices. As an example, during 2015, the NYMEX WTI oil price ranged from a high of approximately $61 per Bbl to a low of approximately $35 per Bbl, the lowest price since 2009, and the average daily price for NYMEX Henry Hub natural gas reached a low of $1.63 per MMBtu in December, the lowest price since 1999. Depressed commodity prices have continued into 2016, and historically low commodity prices may exist for an extended period. The price we receive for our oil, natural gas and NGLs heavily influences our revenue, profitability, liquidity, access to capital and prospects for future growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. These markets will likely continue to be volatile in the future.

        We believe that the commodity pricing environment will remain challenging for our business in 2016. However, we believe that our strong hedge position, our ability to further reduce drilling and completion costs, and our existing drilling inventory of 2,103 gross drilling locations will enable us to compete for strategic acquisitions and joint development opportunities, and if commodity prices rise in the future to generate attractive economic rates of return from the development of our inventory of drilling locations.

        The estimated mark-to-market value of our commodity price hedges in 2016 and beyond was approximately $261 million incorporating strip pricing as of February 29, 2016. We engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2016 will help mitigate some of the commodity price volatility and recent declines. The following table summarizes our commodity derivative contracts outstanding as of February 29, 2016:

	Fiscal Year Ending December 31,
	2016	2017	2018	1H19
Oil, Natural Gas and NGL Swaps
Oil (MBbl)	1,419	1,004	803	339
Natural Gas (MMcf)	16,470	12,300	10,240	4,410
Ethane (MBbl)	53	—	—	—
Propane (MBbl)	627	—	—	—
Iso Butane (MBbl)	76	7	—	—
Butane (MBbl)	218	17	—	—
Natural Gasoline (MBbl)	227	18	—	—

Total NGLs (MBbl)	1,201	42	—	—
Weighted Average Prices
Oil ($ / Bbl)	$99.87	$80.01	$77.47	$64.65
Natural Gas ($ / Mcf)	$4.49	$4.29	$4.19	$3.53
Ethane ($ / Gal)	$0.21	—	—	—
Propane ($ / Gal)	$0.55	—	—	—
Iso Butane ($ / Gal)	$0.75	$1.42	—	—
Butane ($ / Gal)	$0.72	$1.37	—	—
Natural Gasoline ($ / Gal)	$1.46	$1.73	—	—

        Sustained downward pressure on commodity prices has adverse effects on our business and financial position. Our ability to access capital markets may be restricted, which could have an impact on our flexibility to react to changing economic and business conditions. Further, the global oversupply situation could have an adverse impact on our business partners, customers and lenders, potentially causing them to fail to meet their obligations to us.

        The amount of our proved reserves, as estimated based on SEC pricing and definitions, was 101.7 MMBoe as of December 31, 2015, of which 58% were classified as proved developed reserves. This decrease of approximately 12%, from 115.3 MMBoe as of December 31, 2014, was primarily due to the decline in commodity prices.

        The Company reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.

        Periodic revisions to the estimated reserves and related future cash flows may be necessary as a result of a number of factors, including changes in oil and natural gas prices, reservoir performance, new drilling and completion, purchases, sales and terminations of leases, drilling and operating cost changes, technological advances, new geological or geophysical data or other economic factors. All of these factors are inherently estimates and are inter-dependent. While each variable carries its own degree of uncertainty, some factors, such as oil and natural gas prices, have historically been highly volatile and may be highly volatile in the future. This high degree of volatility causes a high degree of uncertainty associated with the estimation of reserve quantities and estimated future cash flows. Therefore, future results are highly uncertain and subject to potentially significant revisions. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, as such revisions could be negatively impacted by:

  •
  Declines in commodity prices or actual realized prices below those assumed for future years;

  •
  Increases in service costs;

  •
  Increases in future global or regional production or decreases in demand;

  •
  Increases in operating costs;

  •
  Reductions in availability of drilling, completion, or other equipment.

        If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in an impairment of assets that may be material. Any future impairments are difficult to predict, and although it is not reasonably practicable to quantify the impact of any future impairments at this time, such impairments may be significant.

        Our 2015 capital expenditures totaled $200.1 million excluding the impact of asset retirement costs, of which $173.2 million was utilized to drill and complete operated wells. We currently plan to invest approximately $25.0 million in total capital expenditures in 2016, with the majority dedicated to workovers on existing wells and field optimization activities. We will continue to monitor market conditions and may decide at a later date to spend additional funds for a variety of opportunities which may include redeploying rigs to resume drilling activities or leasing. We are continuing to negotiate with vendors regarding service costs and do not plan on resuming its drilling program until well costs create acceptable rates of return at strip prices. Please see "Liquidity and Capital Resources." Assuming current market conditions and drilling success rates comparable to our historical performance, we believe we will be able to fund all of our 2016 budgeted capital expenditures with our cash flow from operations. Furthermore, all drilling locations classified as proved undeveloped reserves in the year-end reserve report are scheduled to be drilled within five years of initial proved reserve booking. In order to accomplish this, our capital expenditure budgets in future years are expected to increase significantly as compared with the current 2016 budget.

        In January and February 2016, through several open market and privately negotiated purchases, we purchased an aggregate principal amount of $170.5 million of our senior unsecured notes. As of February 29, 2016, we had purchased $70.5 million principal amount of our 2022 Notes for $27.1 million, and $100 million principal amount of our 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. We used cash on hand and borrowings under our Revolver (as defined below) to fund the note purchases. As a result of these purchases, we had an aggregate principal amount of senior unsecured notes outstanding of $579.5 million, outstanding borrowings under our Revolver of $185 million, $325 million undrawn on our revolving credit facility, and $46 million in cash as of February 29, 2016. In conjunction with the extinguishment of this debt, JEH LLC recognized cancellation of debt income of $90.7 million on a pre-tax basis.

        We may from time to time repurchase additional debt securities for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in the open market, in privately negotiated transactions, or otherwise. Any such repurchase or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, compliance with securities laws, and other factors.

        We are not drilling new wells at this time, which limits our planned capital spending to approximately $25.0 million. As a result of this, our tax deductions associated with intangible drilling costs would be significantly lower, reducing our ability to offset our taxable income. Further, considering the recognition of income associated with debt extinguishment by JEH, described above, we are likely to be allocated taxable income in excess of any such tax deductions relating to 2016. Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account good faith projections by the Company of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions. This tax distribution is computed based on the estimate of net taxable income of JEH allocated to each holder of JEH Units multiplied by the highest marginal effective rate of federal, state and local income tax applicable to an individual resident in New York, New York, without regard for the federal benefit of the deduction for any state taxes.

        Based on our 2016 budget and debt extinguishment through February 29, 2016, we estimate that the amount of tax distributions to JEH unitholders (other than us), plus the amount of our cash tax liabilities, in 2016 would be approximately $38.3 million based on information available as of this filing. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors. Additional debt extinguishment during the remainder of 2016 would increase the amount of potential tax distributions to JEH unitholders (other than us) and the amount of our cash tax liabilities, whereas a decision to deploy capital to drill new wells would decrease the amount of any potential tax distributions and liabilities.

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

Hedging

        Due to the inherent volatility in oil and gas prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a significant portion of our anticipated oil, natural gas and NGL production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in oil and gas prices, and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The only counterparties to our derivatives are lenders under the Revolver, and our hedge positions are generally reviewed on a monthly basis. This eliminates potential margin calls in execution and limits our credit exposure to these particular lenders. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income. We record such derivative instruments as assets or liabilities in the balance sheet. During the year ended December 31, 2015, 81% of our total production for oil, natural gas and NGLs was hedged. As of December 31, 2015, approximately 55% of our total forecasted production from proved reserves through 2017 was hedged, and the market value of our hedge position was $217.5 million. We do not anticipate any substantial changes in our hedging policy.

        Our open positions as of December 31, 2015 were as follows:

	Year Ending December 31,
	2016	2017	2018	2019	2020
Oil positions(1):
Swaps:
Hedged volume (MBbl)	1,897	1,040	803	339	—
Weighted average price ($/Bbl)	$82.74	$78.69	$77.47	$64.65	—
Natural gas positions(2):
Swaps:
Hedged volume (MMcf)	16,850	12,300	10,240	4,410	—
Weighted average price ($/Mcf)	$4.44	$4.29	$4.19	$3.53	—
NGL positions(3):
Swaps:
Hedged volume (MBbl)	1,201	42	—	—	—
Weighted average price ($/gal)	$0.75	$1.53	—	—	—
Natural Gas Basis positions(4):
Swaps:
Hedged volume (MMcf)	16,330	—	—	—	—
Weighted average price ($/Mcf)	$(0.18)	—	—	—	—

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

        Impairment of oil and gas properties.    This is the cost to reduce the carrying value of each field of proved and unproved oil and gas properties to no more than the fair value of the particular field for which impairment recognition is required. We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage.

        Accretion of ARO liability .    Accretion of ARO liabilities are related to our obligation for retirement of oil and gas wells and facilities. We record these liabilities when we place the assets in service, using discounted present values of the estimated future obligation. We then record accretion of the liabilities as they approach maturity.

        General and administrative.    These are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other fees for professional services and legal compliance.

        Interest.    The primary component of this line item is the interest paid to lenders. We finance a portion of our working capital requirements and capital expenditures with borrowings under our senior secured revolving credit facility and senior notes. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

Results of Operations

        The following table summarizes our revenues, expenses and production data for the periods indicated.

	Years Ended December 31,			Years Ended December 31,
(in thousands of dollars except for production, sales price and average cost data)	2015	2014	Change	2014	2013	Change
Revenues:
Oil	$114,029	$220,090	$(106,061)	$220,090	$145,146	$74,944
Natural gas	45,558	82,947	(37,389)	82,947	55,511	27,436
NGLs	34,968	75,364	(40,396)	75,364	57,406	17,958

Total oil and gas	194,555	378,401	(183,846)	378,401	258,063	120,338
Other	2,844	2,196	648	2,196	1,106	1,090

Total operating revenues	197,399	380,597	(183,198)	380,597	259,169	121,428

Costs and expenses:
Lease operating	41,027	37,760	3,267	37,760	25,129	12,631
Production taxes	12,130	22,556	(10,426)	22,556	15,517	7,039
Exploration	6,551	3,453	3,098	3,453	16,125	(12,672)
Depletion, depreciation and amortization	205,498	181,669	23,829	181,669	114,136	67,533
Accretion of ARO liability	1,087	770	317	770	608	162
General and administrative	33,388	25,763	7,625	25,763	31,902	(6,139)
Other operating	4,188	—	4,188	—	—	—

Total costs and expenses	303,869	271,971	31,898	271,971	203,417	68,554

Operating income (loss)	(106,470)	108,626	(215,096)	108,626	55,752	52,874

Other income (expenses):
Interest expense	(61,289)	(38,805)	(22,484)	(38,805)	(27,409)	(11,396)
Net gain (loss) on commodity derivatives	158,753	189,641	(30,888)	189,641	(2,566)	192,207
Other income (expense)	(2,852)	(7,624)	4,772	(7,624)	(3,443)	(4,181)

Total other income (expense)	94,612	143,212	(48,600)	143,212	(33,418)	176,630

Income (loss) before income tax	(11,858)	251,838	(263,696)	251,838	22,334	229,504
Income tax provision (benefit)	(2,781)	26,218	(28,999)	26,218	(71)	26,289

Net income (loss)	(9,077)	225,620	(234,697)	225,620	22,405	203,215
Net income attributable to non-controlling interests	(6,696)	184,484	(191,180)	184,484	24,591	159,893

Net income (loss) attributable to controlling interests	$(2,381)	$41,136	$(43,517)	$41,136	$(2,186)	$43,322

Net production volumes:
Oil (MBbls)	2,583	2,475	108	2,475	1,557	918
Natural gas (MMcf)	23,839	21,922	1,917	21,922	17,575	4,347
NGLs (MBbls)	2,618	2,345	273	2,345	1,724	621
Total (MBoe)	9,174	8,474	701	8,474	6,210	2,264
Average net (Boe/d)	25,134	23,216	1,918	23,216	17,014	6,202
Average sales price, unhedged:
Oil (per Bbl), unhedged	$44.15	$88.93	$(44.78)	$88.93	$93.22	$(4.29)
Natural gas (per Mcf), unhedged	1.91	3.78	(1.87)	3.78	3.16	0.62
NGLs (per Bbl), unhedged	13.36	32.14	(18.78)	32.14	33.30	(1.16)
Combined (per Boe), unhedged	21.21	44.65	(23.44)	44.65	41.56	3.09
Average sales price, hedged:
Oil (per Bbl), hedged	$76.35	$88.16	$(11.81)	$88.16	$87.86	$0.30
Natural gas (per Mcf), hedged	3.35	4.02	(0.67)	4.02	3.93	0.09
NGLs (per Bbl), hedged	25.73	32.60	(6.87)	32.60	33.26	(0.66)
Combined (per Boe), hedged	37.54	45.18	(7.64)	45.18	42.40	2.78
Average costs (per BOE):
Lease operating	$4.47	$4.46	$0.01	$4.46	$4.05	$0.41
Production and ad valorem taxes	1.32	2.66	(1.34)	2.66	2.50	0.16
Depletion, depreciation and amortization	22.40	21.44	0.96	21.44	18.38	3.06
General and administrative	3.64	3.04	0.60	3.04	5.14	(2.10)

Results of Operations—Year ended December 31, 2015 as compared to year ended December 31, 2014

Operating revenues

        Oil and gas sales.    Oil and gas sales decreased by $183.8 million (48.6%) to $194.6 million for the year ended December 31, 2015, as compared to $378.4 million for the year ended December 31, 2014. The decrease was attributable to the decline in commodity prices ($195.9 million), partially offset by increased production volumes ($12.1 million). The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $88.93 per Bbl to $44.15 per Bbl, or 50.4%, year over year. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $3.78 per Mcf to $1.91 per Mcf, or 49.5%, year over year. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, decreased from $32.14 per Bbl to $13.36 per Bbl, or 58.4%, year over year. Average daily production increased 8.3% to 25,134 Boe per day for the year ended December 31, 2015 as compared to 23,216 Boe per day for the year ended December 31, 2014. Crude oil production increased 4.4% from 2,475 MBbls for the year ended December 31, 2014 to 2,583 MBbls for the year ended December 31, 2015. Natural gas production increased 8.7% from 21,922 MMcf for the year ended December 31, 2014 to 23,839 MMcf for the year ended December 31, 2015. The increase in production was driven by the year-over-year increase in producing wells due to continued drilling activity through the third quarter, as well as changes in completion techniques.

Costs and expenses

        Lease operating.    Lease operating expense increased by $3.2 million (8.5%) to $41.0 million for the year ended December 31, 2015, as compared to $37.8 million for the year ended December 31, 2014. The increase occurred primarily in correlation with the 8.3% increase in production volumes and number of producing wells. On a per unit basis, lease operating expense increased by $0.01 per Boe or 0.2%, from $4.46 for the year ended December 31, 2014 to $4.47 per Boe, as compared to the year ended December 31, 2015.

        Production and ad valorem taxes.    Production and ad valorem taxes decreased by $10.5 million (46.5%) to $12.1 million for the year ended December 31, 2015, as compared to $22.6 million for the year ended December 31, 2014. Overall production and ad valorem taxes decreased in conjunction with the 48.6% decrease in oil and gas revenue. Estimated ad valorem taxes accounted for $2.5 million of the decrease from $6.1 million for the year ended December 31, 2014 to $3.6 million for the year ended December 31, 2015, reflecting lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes remained consistent at 4.4% for the years ended December 31, 2014 and 2015. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time.

        Exploration.    Exploration expense increased from $3.5 million for the year ended December 31, 2014 to $6.6 million for the year ended December 31, 2015. In 2015, the Company recognized charges for lease abandonment of $5.3 million relating to certain leases that the Company does not plan to develop. In 2014, the Company recognized the drilling cost of $3.0 million associated with an unsuccessful exploratory well. The remaining spend during 2015 primarily related to geological data and seismic processing associated with unproved acreage.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization increased by $23.8 million (13.1%) to $205.5 million for the year ended December 31, 2015, as compared to $181.7 million for the year ended December 31, 2014. The increase was primarily the result of continued drilling activity. On a per unit basis, depletion expense increased $0.96 per Boe or 4.5% to

$22.40 per Boe for the year ended December 31, 2015 as compared to $21.44 per Boe for the year ended December 31, 2014.

        General and administrative.    General and administrative expenses increased by $7.6 million (29.5%) to $33.4 million for the year ended December 31, 2015, as compared to $25.8 million for the year ended December 31, 2014. Contributing to the change was an increase of $3.2 million related to non-cash compensation expense. Excluding these non-cash items, general and administrative expenses increased $4.4 million (21.0%) to $25.4 million for the year ended December 31, 2015, as compared to $21.0 million for the year ended December 31, 2014. The increase in cash general and administrative expense was primarily attributable to a 12% increase in headcount year-over-year. The remainder of the increase was primarily attributable to increases in professional fees including higher accounting, legal and other fees associated with the Company's financing activities and status as a new public entity. On a per unit basis, cash general and administrative expenses increased from $2.47 per Boe for the year ended December 31, 2014 to $2.77 per Boe for the year ended December 31, 2015.

        Other operating expense.    Other operating expense of $4.2 million for the year ended December 31, 2015 represents stand-by rig costs associated with the charges assessed on early termination of drilling rig contracts. This is a non-recurring charge for which all costs have been recognized as of December 31, 2015.

        Interest expense.    Interest expense increased by $22.5 million (58.0%) to $61.3 million for the year ended December 31, 2015, as compared to $38.8 million for the year ended December 31, 2014. The increase was driven by the issuance of the 2022 Notes and 2023 Notes on April 1, 2014 and February 23, 2015, respectively. During the year ended December 31, 2015, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.39%, 6.75% and 9.25%, respectively. Average outstanding balances for the year ended December 31, 2015 were $144.9 million, $500.0 million and $213.7 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

        Gain (loss) on commodity derivatives.    The gain (loss) on commodity derivatives was a net gain of $158.8 million for the year ended December 31, 2015. The gain was driven by lower average crude oil and natural gas prices ($48.66 per barrel and $2.62 per Mcf, respectively) for the year ended December 31, 2015, as compared to the crude oil and natural gas prices as of December 31, 2014 ($53.45 per barrel and $3.14 per Mcf, respectively) as well as additional hedging activity during 2015.

        Other income (expense).    Other income (expense) for the year ended December 31, 2015 was a net expense of $2.9 million. Financing costs resulted in expenses of $5.5 million primarily driven by amortization of capitalized loan costs, partially offset by the recognition of income associated with the establishment of a $2.0 million valuation allowance associated with the Tax Receivable Agreement (the "TRA") and by the receipt of a $0.7 million distribution of dividend income from our investment in Monarch Natural Gas Holdings, LLC. See Note 11, "Income Taxes—Tax Receivable Agreement," for further details regarding the TRA.

        Income taxes.    The provision for federal and state income taxes for the year ended December 31, 2015 was a benefit of $2.8 million as compared to an expense of $26.2 million for the year ended December 31, 2014. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest.

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

Costs and expenses

        Lease operating.    Lease operating expense increased by $12.7 million (50.6%) to $37.8 million for the year ended December 31, 2014, as compared to $25.1 million for the year ended December 31, 2013. The increase occurred primarily in correlation with the 36.5% increase in production volumes. On a per unit basis, lease operating expense increased by $0.41 per Boe or 10.1%, from $4.05 to $4.46 per Boe, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. On an overall basis, lease operating expense increased due to new wells coming on line and higher compressor and salt water disposal expenses associated with the new wells drilled and acquired from Sabine.

        Production and ad valorem taxes.    Production and ad valorem taxes increased by $7.1 million (45.8%) to $22.6 million for the year ended December 31, 2014, as compared to $15.5 million for the year ended December 31, 2013. Overall production and ad valorem taxes increased in conjunction with the 46.6% increase in revenue. Estimated ad valorem taxes accounted for $3.4 million of the increase from $2.7 million for the year ended December 31, 2013 to $6.1 million for the year ended December 31, 2014, due to new wells coming on line. The average effective rate excluding the impact of ad valorem taxes increased from 5.0% for the year ended December 31, 2013 to 4.4% for the year ended December 31, 2014. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time.

        Exploration.    Exploration expense decreased by $12.6 million from $16.1 million for the year ended December 31, 2013 to $3.5 million for the year ended December 31, 2014. In 2014, costs related to a dry hole as the Company drilled an unsuccessful exploratory well. In 2013, the Company recognized charges for lease abandonment of $14.4 million relating to certain leases, unproved Southridge properties, that the Company did not plan to develop.

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

        Interest expense.    Interest expense increased by $11.4 million (41.6%) to $38.8 million for the year ended December 31, 2014, as compared to $27.4 million for the year ended December 31, 2013. The increase was driven by the issuance of the 2022 Notes on April 1, 2014. During the year ended December 31, 2014, borrowings under the Revolver, the second lien term loan and the 2022 Notes bore interest at a weighted average rate of 2.51%, 9.13% and 6.75%, respectively. Average outstanding balances for the year ended December 31, 2014 were $333.8 million, $39.5 million and $376.7 million under the Revolver, the second lien term loan and the 2022 Notes, respectively.

        Gain (loss) on commodity derivatives.    The gain (loss) on commodity derivatives was a net gain of $189.6 million for the year ended December 31, 2014. The gain was driven by lower average crude oil prices ($93.17 per barrel) for the year ended December 31, 2014, as compared to the crude oil prices as of December 31, 2013 ($98.17 per barrel). This was partially offset by higher average natural gas prices ($4.37 per Mcf) for the year ended December 31, 2014, as compared to the natural gas price as of December 31, 2013 ($4.31 per Mcf).

        Other income (expense).    Other income (expense) was a loss of $7.6 million for the year ended December 31, 2014, compared to a loss of $3.4 million for the year ended December 31, 2013. The increase of $4.2 million (123.5%) was driven by increased financing costs.

        Income taxes.    The provision for income taxes reflects our reorganization and recapitalization which occurred in connection with the Company's initial public offering. Following the IPO in July 2013, the Company is subject to federal and state income and franchise taxes, while only the Texas franchise tax applied to JEH prior to the IPO. Income tax expense was an expense of $26.2 million for the year ended December 31, 2014 compared to a benefit of $0.1 million for the year ended December 31, 2013. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been private and public sales of our debt and equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our Revolver (as defined below), facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at December 31, 2015 reflects a positive working capital balance largely due to the value of our current commodity derivative assets as of year-end. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital.

        Availability under the Revolver is subject to a borrowing base. Our borrowing base at December 31, 2015 was $510 million of which $110 million was utilized leaving an unused capacity of $400 million. The borrowing base will be redetermined at least semi-annually on or about April 1 and October 1 of each year, with such redetermination based primarily on reserve reports using lender commodity price expectations at such time. In light of current commodity prices, it is our expectation that the borrowing base will be reduced during the upcoming redetermination. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time.

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

        As of December 31, 2015, our total leverage ratio is approximately 3.2 and our current ratio is approximately 6.9, as calculated based on the requirements in our covenants. We believe that we are in compliance with all terms of our Revolver and expect to maintain compliance during 2016. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2016 and beyond. In the event it were to became necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as hedge restructuring. While it is our expectation that we will continue to be in compliance with our covenants, no assurance can be given that this will be the case. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

        As we do not plan on resuming drilling activities until well costs create acceptable rates of return at strip prices, our 2016 capital budget will be primarily focused on workovers of existing wells and field optimization activities. The amount of capital we expend may fluctuate materially based on the market conditions for commodity prices and costs of drilling and completing wells, the economic returns being realized and the success of our drilling results as the year progresses. We expect to fund our entire 2016 capital budget with cash flows from operations and borrowings under our Revolver. If necessary, we may also access capital through proceeds from potential asset dispositions and the future issuance of debt and/or equity securities.

        The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. If oil and gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. For example, due to the steep reduction of commodity prices experienced in the fourth quarter of 2014, we reduced our capital budget for 2015 to $210 million and have further reduced our capital budget to $25 million in 2016. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We continuously monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

        The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Net cash provided by operating activities	$69,030	$265,423	$148,573
Net cash used in investing activities	(168,401)	(463,903)	(368,277)
Net cash provided by financing activities	107,698	188,226	219,798

Net increase (decrease) in cash	$8,327	$(10,254)	$94

Cash Flow Provided by Operating Activities

        Net cash provided by operating activities was $69.0 million for the year ended December 31, 2015 as compared to cash provided by operating activities of $265.4 million for the year ended December 31, 2014. The decrease in operating cash flows was primarily due to a $183.8 million decrease in oil and gas revenues for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in revenue was attributable to the decline in commodity prices.

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

Cash Flow Used in Investing Activities

        Net cash used in investing activities was $168.4 million for the year ended December 31, 2015 as compared to cash used in investing activities of $463.9 million for the year ended December 31, 2014. The decrease was primarily driven by the reduction in capital expenditures which decreased $163.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a decrease in drilling activity. Additionally, cash flows from current period settlements of our commodity derivative instruments resulted in net cash receipts of $144.1 million for the year ended December 31, 2014 as compared to net payments of $3.7 million for the year ended December 31, 2014 as a result of lower commodity prices.

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

        We expect our 2016 capital expenditures to be approximately $25.0 million, which is an 87.5% decrease from the $200.1 million incurred for 2015 excluding the impact of asset retirement costs. Expenditures for development and exploration of oil and gas properties are the primary use of our capital resources. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, the degree of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

        Net cash provided by financing activities was $107.7 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $188.2 million for the year ended December 31, 2014. The decrease in cash flows provided by financing activities was primarily due to a $263.5 million reduction in proceeds from the issuance of senior notes. During 2015, we made net payment on our credit facility of $251.6 million as compared to net payments of $311.4 million during 2014.

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

Senior Notes due 2022

        On April 1, 2014, JEH and Jones Energy Finance Corp., JEH's wholly-owned subsidiary formed for the sole purpose of co-issuing certain of JEH's debt (together the "Issuers"), sold $500.0 million in aggregate principal amount of the Issuers' 6.75% senior notes due 2022 (the "2022 Notes"). The Company used the net proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan ($160.0 million), a portion of the outstanding borrowings under the Revolver ($308.0 million) and for working capital and general corporate purposes. The Company subsequently terminated the Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014.

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

Senior Notes due 2023

        On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the "2023 Notes") in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015.

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

Credit Facilities

        Senior Secured Revolving Credit Facility.    JEH has a $1 billion senior secured revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A. as the administrative agent, and a syndicate of lenders. Availability under the Revolver is subject to a borrowing base, which is currently $510 million. The Revolver matures in November 2019. As of December 31, 2015, JEH had borrowings of $110 million outstanding under the Revolver. JEH's obligations under the Revolver are guaranteed by us and JEH's subsidiaries and are secured by substantially all of their assets (other than equity interests of JEH held by us).

        On November 6, 2014, JEH entered into a ninth amendment (the "Ninth Amendment") to the Revolver. The Ninth Amendment amended the Revolver to, among other things, (1) increase the borrowing base under the Revolver from $550 million to $625 million, and (2) extend the maturity date of the Revolver to November 6, 2019. The foregoing description of the Ninth Amendment is not complete and is qualified by reference to the complete document, which is filed as Exhibit 10.22 to this Annual Report and is incorporated herein by reference.

        The borrowing base under our Revolver will be redetermined at least semi- annually on or about April 1 and October 1 of each year. JEH and the administrative agent (acting at the direction of lenders holding at least 66 2/3% of the outstanding loans) may each request one unscheduled borrowing base redetermination between each scheduled redetermination. In addition, the lenders may elect to redetermine the borrowing base upon the occurrence of certain defaults under our material operating agreements or upon the cancellation or termination of certain of our joint development agreements. The borrowing base may also be reduced as a result of our issuance of unsecured notes, our termination of material hedging positions or our consummation of significant asset sales.

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

Off-Balance Sheet Arrangements

        At December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
(dollars in thousands of dollars)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt obligations	$860,000	$—	$110,000	$—	$750,000
Interest expense(1)	386,273	59,504	178,116	113,750	34,903
Commodity derivative obligations	11	11	—	—	—
Operating lease obligations	4,583	945	3,261	377	—

Total	$1,250,867	$60,460	$291,377	$114,127	$784,903

(1)
Interest expense is estimated based on the outstanding balance at December 31, 2015 multiplied by the weighted average interest rate during 2015.

Excluded from the table above, are the following:

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

        The holders of JEH Units, including Jones Energy, Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of JEH. Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account good faith projections by the Company of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions. This tax distribution is computed based on the estimate of net taxable income of JEH allocated to each holder of JEH Units multiplied by the highest marginal effective rate of federal, state and local income tax applicable to an individual resident in New York, New York, without regard for the federal benefit of the deduction for any state taxes. Based on our 2016 budget and debt extinguishment through February 29, 2016, we estimate that the amount of tax distributions to JEH unitholders (other than us), plus the amount of our cash tax liabilities, in 2016 would be approximately $38.3 million based on information available as of this filing. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

        The Company entered into the Tax Receivable Agreement with JEH and the pre-IPO owners that provides for payment by Jones Energy, Inc. to exchanging pre-IPO owners of 85% of the benefits, if any, that Jones Energy, Inc. is deemed to realize as a result of any exchange. As a result of exchanges made prior to December 31, 2015, the Company recorded a TRA liability of $38.1 million. Estimating the timing of payments made under the Tax Receivable Agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

        In the event we are allocated taxable income relating to 2016 from JEH, we are likely to make a payment of a portion of the TRA liability during 2017. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook," and see "Risk Factors—We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may receive (or be deemed to receive), and the amounts of such payments could be significant." for further discussion of these items.

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

        Periodic revisions to the estimated reserves and related future cash flows may be necessary as a result of a number of factors, including changes in oil and natural gas prices, reservoir performance, new drilling and completion, purchases, sales and terminations of leases, drilling and operating cost changes, technological advances, new geological or geophysical data or other economic factors. All of these factors are inherently estimates and are inter-dependent. While each variable carries its own degree of uncertainty, some factors, such as oil and natural gas prices, have historically been highly volatile and may be highly volatile in the future. This high degree of volatility causes a high degree of uncertainty associated with the estimation of reserve quantities and estimated future cash flows. Therefore, future results are highly uncertain and subject to potentially significant revisions. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, as such revisions could be negatively impacted by:

  •
  Declines in commodity prices or actual realized prices below those assumed for future years;

  •
  Increases in service costs;

  •
  Increases in future global or regional production or decreases in demand;

  •
  Increases in operating costs;

  •
  Reductions in availability of drilling, completion, or other equipment.

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

        Derivative Financial Instruments.    We use derivative contracts to hedge the effects of fluctuations in the prices of oil, natural gas and NGLs. We record such derivative instruments as assets or liabilities in the balance sheet (see Note 7, "Fair Value Measurement," in the Notes to Consolidated Financial Statements for further information on fair value). Estimating the fair value of derivative financial instruments requires management to make estimates and judgments regarding volatility and counterparty credit risk. We use net presentation of derivative assets and liabilities when such assets and liabilities are with the same counterparty and allowed under the ISDA trading agreement with such counterparty.

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

  Liability under Tax Receivable Agreement

        In connection with the IPO, the Company entered into a Tax Receivable Agreement (the "TRA") which obligates the Company to make payments to certain current and former owners equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from exchanges of JEH Units and shares of the Company's Class B common stock held by those owners for shares of the Company's Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

        As a result of exchanges made, the Company accrues the estimated future tax benefits and accounts for this estimated amount as a reduction of deferred tax liabilities on its consolidated balance sheet. The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company's payments under the TRA constituting imputed interest. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

Recent Accounting Pronouncements

        See Note 2, "Significant Accounting Policies—Recent Accounting Pronouncements" in our Notes to the Consolidated Financial Statements.

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

Commodity price risk and hedges

        Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at December 31, 2015 was a net asset of $217.5 million.

        As of December 31, 2015, we have hedged approximately 55% of our total forecasted production from proved reserves through December 31, 2017. For information regarding the terms of these hedges, please see "—Basis of presentation—Hedging" above. The production hedged thereby is consistent with the assumed drilling schedule and monthly production levels in the December 31, 2015 reserve report prepared by Cawley Gillespie, which is based on prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in this reserve report, perhaps materially. Please read "Risk factors—Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves."

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

        While we do not typically require our partners, customers and counterparties to post collateral, we have begun to make cash calls to our partners for their share of future project expenditures. We periodically review, evaluate and assess the credit standing of our partners or customers for oil and gas receivables and the counterparties on our derivative instruments. This evaluation may include reviewing a party's credit rating, latest financial information and, in the case of a customer with which we have receivables, their historical payment record, and undertaking the due diligence necessary to determine creditworthiness. The counterparties on our derivative instruments currently in place are lenders under the revolving credit facility with investment grade ratings. We are not permitted under the terms of the revolving credit facility to enter into derivative instruments with counterparties outside of the banks who are lenders under the revolving credit facility. As a result, any future derivative instruments will be with these or other lenders under the revolving credit facility who will also likely carry investment grade ratings.

Interest rate risk

        We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of the senior secured revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The base rate margins under the terminated term loan were 6.0-7.0% depending on the base rate used and the amount of the loan outstanding. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the year ended December 31, 2015, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.39%, 6.75% and 9.25%, respectively.

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

        Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because our material weakness, identified at the time of our IPO, has not been fully remediated throughout the year ended December 31, 2015.

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

        As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that, as of December 31, 2015, a material weakness related to design and execution of our controls continued to exist. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

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

Remediation steps to address the material weakness

        The material weakness in our internal control over financial reporting was previously disclosed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the years ended December 31, 2013 and December 31, 2014.

        Management took steps during the years ended December 31, 2014 and 2015 to address the previously identified material weakness, including the implementation of new accounting processes and control procedures and the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. We have strengthened our internal control environment through the addition of skilled accounting personnel. This team has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports. We continue to hire incremental qualified staff, as needed, in conjunction with a comprehensive review of our internal controls and formalization of our review and approval processes.

        The design and implementation of new accounting processes and control procedures, in conjunction with the staffing improvements, made progress toward remediation of the previously noted material weakness.

        Shortly after the initial public offering, the Company engaged an independent accounting and consulting firm to fulfill its internal audit needs. The principal focus of the internal audit function has been to test the design and operating effectiveness of our controls. Based upon our testing and evaluation of the effectiveness of our internal controls, we have concluded we have designed but not fully implemented new processes and controls to remediate the material weakness identified as of December 31, 2015.

Changes in Internal Control over Financial Reporting

        As described above under Remediation Steps to address the material weakness, there were changes in our internal control over financial reporting, relating to the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          (3)    Exhibits.    The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K.

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Chalker Energy Partners II, LLC, the listed participating owners and Jones Energy Holdings, LLC, dated November 28, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

2.2	Purchase and Sale Agreement by and between Sabine Mid-Continent LLC, as seller, and Jones Energy Holdings, LLC, as purchaser, dated as of November 22, 2013 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K filed on March 14, 2014).

3.1	Amended and Restated Certificate of Incorporation of Jones Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).

3.2	Amended and Restated Bylaws of Jones Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 30, 2013).

4.1	Form of Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

4.2	Registration Rights and Stockholders Agreement, dated as of July 29, 2013 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 30, 2013).

4.3	Indenture, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 1, 2014).

4.4	Registration Rights Agreement, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Citigroup Global Markets Inc., as the sole representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 1, 2014).

4.5	Indenture, dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Jones Energy, Inc.'s Current Report on Form 8-K filed on February 27, 2015).

4.6	Registration Rights Agreement dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and the purchasers named therein (incorporated by reference to Exhibit 4.2 to Jones Energy, Inc.'s Current Report on Form 8-K filed on February 27, 2015).

10.1	Third Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.2	Exchange Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 30, 2013).

Exhibit No.		Description
10.3		Tax Receivable Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.4	†	Jones Energy, Inc. 2014 Omnibus Incentive Plan, effective as of July 29, 2013 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.5	†	Jones Energy, Inc. Short Term Incentive Plan, effective as of July 29, 2013 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 30, 2013).

10.6	†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2013).

10.7	†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 27, 2014).

10.8	†	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2014).

10.9	†	Jones Energy, LLC Executive Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2013).

10.10	†	Jones Energy Holdings, LLC Monarch Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.11		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 7, 2013).

10.12		Credit Agreement, dated as of December 31, 2009, among Jones Energy Holdings, LLC, as borrower, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.13		Agreement and Amendment No. 1 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.14		Master Assignment, Agreement and Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.15		Master Assignment, Agreement and Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.16		Agreement and Amendment No. 4 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.17		Master Assignment, Agreement and Amendment No. 5 to Credit Agreement (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

Exhibit No.		Description
10.18		Waiver and Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.19		Waiver, Agreement and Amendment No. 7 to Credit Agreement and Amendment to Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 17, 2013).

10.20		Borrowing Base Increase Agreement, dated as of December 18, 2013, among Jones Energy Holdings, LLC, as borrower, certain subsidiaries of Jones Energy Holdings, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 14, 2014).

10.21		Agreement and Amendment No. 8 to Credit Agreement dated as of January 29, 2014, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 14, 2014).

10.22	*	Master Assignment, Agreement and Amendment No. 9 to Credit Agreement dated as of November 6, 2014, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto

10.23		Guarantee and Collateral Agreement, dated as of January 29, 2014, between Jones Energy, Inc., as guarantor, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 14, 2014).

10.24		Second Lien Credit Agreement, dated as of December 31, 2009, among Jones Energy Holdings, LLC, as borrower, Wells Fargo Energy Capital, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.25		Agreement and Amendment No. 1 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.26		Agreement and Amendment No. 2 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.27		Agreement and Amendment No. 3 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.28		Agreement and Amendment No. 4 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.29		Agreement and Amendment No. 5 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

Exhibit No.		Description
10.30		Waiver and Amendment No. 6 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).

10.31		Waiver, Agreement and Amendment No. 7 to Second Lien Credit Agreement (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, File No. 333-188896, filed on June 17, 2013).

10.32		Firm Crude Oil Gathering and Transportation Agreement, dated September 26, 2014, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014).

10.33		Gathering and Transportation Services Agreement, dated as of September 26, 2014, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014).

10.34	*	Amended and Restated Firm Crude Oil Gathering and Transportation Agreement, dated October 23, 2015, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC.

10.35	*	Amended and Restated Gathering and Transportation Services Agreement, dated as of October 23, 2015, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC.

21.1	*	List of Subsidiaries of Jones Energy, Inc.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Cawley Gillespie & Associates, Inc.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).

32.1	*	Section 1350 Certification of Jonny Jones (Principal Executive Officer).

32.2	*	Section 1350 Certification of Robert J. Brooks (Principal Financial Officer).

99.1	*	Summary Report of Cawley, Gillespie & Associates, Inc. for reserves as of December 31, 2015

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*—filed herewith

†—Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES ENERGY, INC. (registrant)
Date: March 9, 2016	By:	/s/ JONNY JONES
		Name:	Jonny Jones
		Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JONNY JONES Jonny Jones	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
/s/ MIKE S. MCCONNELL Mike S. McConnell	Director and President	March 9, 2016
/s/ ROBERT J. BROOKS Robert J. Brooks	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2016
/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	March 9, 2016
/s/ GREGORY D. MYERS Gregory D. Myers	Director	March 9, 2016
/s/ HALBERT S. WASHBURN Halbert S. Washburn	Director	March 9, 2016
/s/ ALAN D. BELL Alan D. Bell	Director	March 9, 2016
/s/ ROBB L. VOYLES Robb L. Voyles	Director	March 9, 2016

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

        "Condensate"—A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

        "Developed acreage"—The number of acres that are allocated or assignable to productive wells or wells capable of production.

        "Developed reserves"—Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        "Development well"—A well drilled within the proved area of a oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

        "Dry hole"—A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion of the well, such that proceeds from the sale of such production do not exceed production expenses and taxes.

        "Economically producible"—A resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

        "Exploratory well"—A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil.

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

        "Probable reserves"—Additional reserves that are less certain to be recovered than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered.

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

        "Proved reserves"—Reserves of oil and natural gas that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data to be economically producible.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jones Energy, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' / members' equity, and cash flows present fairly, in all material respects, the financial position of Jones Energy, Inc. and its subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2016

Jones Energy, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands of dollars)	December 31, 2015	December 31, 2014
Assets
Current assets
Cash	$21,893	$13,566
Restricted cash	330	149
Accounts receivable, net
Oil and gas sales	19,292	51,482
Joint interest owners	11,314	41,761
Other	15,170	12,512
Commodity derivative assets	124,207	121,519
Other current assets	2,298	3,374

Total current assets	194,504	244,363
Oil and gas properties, net, at cost under the successful efforts method	1,635,766	1,638,860
Other property, plant and equipment, net	3,873	4,048
Commodity derivative assets	93,302	87,055
Other assets	17,967	20,352
Deferred tax assets	—	171

Total assets	$1,945,412	$1,994,849

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$7,467	$136,337
Oil and gas sales payable	32,408	70,469
Accrued liabilities	27,341	19,401
Commodity derivative liabilities	11	—
Asset retirement obligations	679	3,074

Total current liabilities	67,906	229,281
Long-term debt	847,912	860,000
Deferred revenue	11,417	13,377
Commodity derivative liabilities	—	28
Asset retirement obligations	20,301	10,536
Liability under tax receivable agreement	38,052	803
Deferred tax liabilities	22,972	27,474

Total liabilities	1,008,560	1,141,499

Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.001 par value; 30,573,509 shares issued and 30,550,907 shares outstanding at December 31, 2015 and 12,672,260 shares issued and 12,649,658 shares outstanding at December 31, 2014	31	13
Class B common stock, $0.001 par value; 31,273,130 shares issued and outstanding at December 31, 2015 and 36,719,499 shares issued and outstanding at December 31, 2014	31	37
Treasury stock, at cost; 22,602 shares at December 31, 2015 and December 31, 2014	(358)	(358)
Additional paid-in-capital	363,723	178,763
Retained earnings (deficit)	36,569	38,950

Stockholders' equity	399,996	217,405
Non-controlling interest	536,856	635,945

Total stockholders' equity	936,852	853,350

Total liabilities and stockholders' equity	$1,945,412	$1,994,849

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
(in thousands except per share data)	2015	2014	2013
Operating revenues
Oil and gas sales	$194,555	$378,401	$258,063
Other revenues	2,844	2,196	1,106

Total operating revenues	197,399	380,597	259,169

Operating costs and expenses
Lease operating	41,027	37,760	25,129
Production taxes	12,130	22,556	15,517
Exploration	6,551	3,453	16,125
Depletion, depreciation and amortization	205,498	181,669	114,136
Accretion of ARO liability	1,087	770	608
General and administrative	33,388	25,763	31,902
Other operating	4,188	—	—

Total operating expenses	303,869	271,971	203,417

Operating income (loss)	(106,470)	108,626	55,752

Other income (expense)
Interest expense	(61,289)	(38,805)	(27,409)
Net gain (loss) on commodity derivatives	158,753	189,641	(2,566)
Other income (expense)	(2,852)	(7,624)	(3,443)

Other income (expense), net	94,612	143,212	(33,418)

Income (loss) before income tax	(11,858)	251,838	22,334
Income tax provision (benefit)
Current	113	53	85
Deferred	(2,894)	26,165	(156)

Total income tax provision (benefit)	(2,781)	26,218	(71)

Net income (loss)	(9,077)	225,620	22,405
Net income (loss) attributable to non-controlling interests	(6,696)	184,484	24,591

Net income (loss) attributable to controlling interests	$(2,381)	$41,136	$(2,186)

Earnings (Loss) per share:
Basic	$(0.09)	$3.28	$(0.17)
Diluted	$(0.09)	$3.28	$(0.17)
Weighted average shares outstanding:
Basic	26,816	12,526	12,500
Diluted	26,816	12,535	12,500

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders' / Members' Equity

Years Ended December 31, 2015, 2014 and 2013

	Common Stock				Treasury Stock
	Class A		Class B		Class A
							Members' Equity	Additional Paid-in Capital	Retained (Deficit)/ Earnings	Non-controlling Interest	Total Stockholders' / Members' Equity
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2012	—	$—	—	$—	—	$—	$428,400	$—	$—	$—	$428,400
Sale of common stock	12,500	13	36,836	37	—	—	—	172,431	—	—	172,481
Reclassification of members' contributions	—	—	—	—	—	—	(464,037)	—	—	464,037	—
Stock-compensation expense	—	—	—	—	—	—	10,100	738	—	—	10,838
Distribution to members	—	—	—	—	—	—	(10,000)	—	—	—	(10,000)
Net income (loss)	—	—	—	—	—	—	35,537	—	(2,186)	(10,946)	22,405

Balance at December 31, 2013	12,500	13	36,836	37	—	—	—	173,169	(2,186)	453,091	624,124
Treasury stock	(23)	—	—	—	23	(358)	—	—	—	—	(358)
Exchange of Class B shares for Class A shares	117	—	(117)	—	—	—	—	1,554	—	(1,630)	(76)
Stock-compensation expense	—	—	—	—	—	—	—	4,040	—	—	4,040
Vested restricted shares	28	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	41,136	184,484	225,620

Balance at December 31, 2014	12,622	13	36,719	37	23	(358)	—	178,763	38,950	635,945	853,350
Sale of common stock	12,263	12	—	—	—	—	—	123,189	—	—	123,201
Exchange of Class B shares for Class A shares	5,446	6	(5,446)	(6)	—	—	—	54,209	—	(92,393)	(38,184)
Stock-compensation expense	67	—	—	—	—	—	—	7,562	—	—	7,562
Vested restricted shares	153	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,381)	(6,696)	(9,077)

Balance at December 31, 2015	30,551	$31	31,273	$31	23	$(358)	$—	$363,723	$36,569	$536,856	$936,852

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(9,077)	$225,620	$22,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	205,498	181,669	114,136
Exploration expense	5,250	2,952	14,415
Accretion of ARO liability	1,087	770	608
Amortization of debt issuance costs	6,043	6,878	2,677
Stock compensation expense	7,562	4,040	10,838
Other non-cash compensation expense	455	758	2,719
Amortization of deferred revenue	(1,960)	(1,154)	(469)
(Gain) loss on commodity derivatives	(158,753)	(189,641)	2,566
(Gain) loss on sales of assets	3	(297)	78
Deferred income tax provision	(2,892)	26,165	(156)
Other—net	(961)	376	79
Changes in assets and liabilities
Accounts receivable	64,510	(2,453)	(56,804)
Other assets	(251)	(565)	163
Accrued interest expense	7,050	7,823	1,891
Accounts payable and accrued liabilities	(54,534)	2,482	33,427

Net cash provided by operations	69,030	265,423	148,573

Cash flows from investing activities
Additions to oil and gas properties	(311,305)	(474,619)	(197,618)
Acquisition of properties	—	—	(178,173)
Net adjustments to purchase price of properties acquired	—	15,709	—
Proceeds from sales of assets	41	448	1,607
Acquisition of other property, plant and equipment	(1,101)	(1,683)	(1,634)
Current period settlements of matured derivative contracts	144,145	(3,654)	7,586
Change in restricted cash	(181)	(104)	(45)

Net cash used in investing	(168,401)	(463,903)	(368,277)

Cash flows from financing activities
Proceeds from issuance of long-term debt	85,000	170,000	220,000
Repayment under long-term debt	(335,000)	(468,000)	(172,000)
Proceeds from senior notes	236,475	500,000	—
Payment of debt issuance costs	(1,556)	(13,416)	(683)
Proceeds from sale of common stock	122,779	—	172,481
Purchase of treasury stock	—	(358)	—

Net cash provided by financing	107,698	188,226	219,798

Net increase (decrease) in cash	8,327	(10,254)	94
Cash
Beginning of period	13,566	23,820	23,726

End of period	$21,893	$13,566	$23,820

Supplemental disclosure of cash flow information
Cash paid for interest	$52,796	$29,560	$25,414
Cash paid for income taxes	(155)	155	—
Change in accrued additions to oil and gas properties	(111,210)	49,025	41,945
Current additions to ARO	6,349	1,995	1,516

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

        JEH was formed as a Delaware limited liability company on December 16, 2009 through investments made by the Jones family and through private equity funds managed by Metalmark Capital and Wells Fargo Energy Capital (collectively, the "Pre-IPO owners"). JEH acts as a holding company of operating subsidiaries that own and operate assets that are used in the exploration, development, production and acquisition of oil and natural gas properties.

        The Company's certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the owners of JEH prior to the Company's initial public offering ("IPO") and can be exchanged (together with a corresponding number of units representing membership interests in JEH ("JEH Units")) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company's stockholders generally. As a result of the IPO and as of February 29, 2016, the Pre-IPO owners had 74.7% and 50.6%, respectively, of the total economic interest in JEH, but with no voting rights or management power over JEH, resulting in the Company reporting this ownership interest as a non-controlling interest. Prior to the IPO, JEH owned the controlling interest in the Company; hence all of the net income earned prior to the IPO date is reflected in the net income attributable to non-controlling interests on the Consolidated Statement of Operations for the year ended December 31, 2013.

Description of Business

        The Company is engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States. The Company's assets are located within the Anadarko and Arkoma basins of Texas and Oklahoma, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

Revision of Previously Issued Financial Statements

        During the first quarter of 2015, we identified an error in our previously issued Form 10-K for the year ended December 31, 2014 related to the over accrual for production taxes which would have been material to the first quarter of 2015 and could be material to projected 2015 annual results if recorded as an out of period adjustment in such period. Therefore we have revised our Balance Sheet and Consolidated Statement of Operations for the year and quarter ended December 31, 2014, as noted in the table below. This revision had no impact on our net cash provided by operations in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014. We have determined that this error is not material to the consolidated financial statements of any prior period presented.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

1. Organization and Description of Business (Continued)

        In addition, we identified an error in our previously issued Form 10-K for the year ended December 31, 2014 related to the exchange of Class B shares for Class A shares. Therefore we revised our Consolidated Balance Sheet and Statement of Changes in Stockholders' Equity for the year ended December 31, 2014 as noted in the table below. This revision had no impact on Class A or Class B shares outstanding at December 31, 2014. We have determined that this error is not material to the consolidated financial statements of any prior period presented.

  Consolidated Balance Sheet:

	December 31, 2014				December 31, 2014
			Production tax	Exchange of Class B shares
(in thousands of dollars)	As Reported				As Revised
Accounts Receivable, Oil and gas sales	$49,861		$1,621	—	$51,482
Deferred tax liabilities	$27,330	(1)	$144	—	$27,474
Additional paid in capital	$177,133		—	$1,630	$178,763
Retained earnings	$38,682		$268	—	$38,950
Non-controlling interest	$636,366		$1,209	$(1,630)	$635,945

(1)
Certain prior period amounts have been reclassified to conform to the current presentation.

  Consolidated Statements of Operations—for the twelve months ended:

	December 31, 2014			December 31, 2014
			Production tax
(in thousands except per share data)	As Reported			As Revised
Production and ad valorem taxes	$24,177	(1)	$(1,621)	$22,556
Income tax provision (benefit)	$26,074		$144	$26,218
Net income (loss)	$224,143		$1,477	$225,620
Net income (loss) attributable to non-controlling interests	$183,275		$1,209	$184,484
Net income (loss) attributable to controlling interests	$40,868		$268	$41,136
Earnings (Loss) per share:
Basic	$3.26		$0.02	$3.28
Diluted	$3.26		$0.02	$3.28

(1)
Certain prior period amounts have been reclassified to conform to the current presentation.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

2. Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements reported for December 31, 2015 and 2014 and the results of the operations and the cash flows for each of the three years in the period ended December 31, 2014 include the Company and all of its subsidiaries.

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

        Significant assumptions are required in the valuation of proved and unproved oil and natural gas reserves, which affect the Company's estimates of depletion expense, impairment, and the allocation of value in our business combinations. Significant assumptions are also required in the Company's estimates of the net gain or loss on commodity derivative assets and liabilities, fair value associated with business combinations, and asset retirement obligations ("ARO").

Cash

        Cash and cash equivalents include highly liquid investments with a maturity of three months or less. At times, the amount of cash on deposit in financial institutions exceeds federally insured limits. Management monitors the soundness of the financial institutions it does business with, and believes the Company's risk is not significant.

Accounts Receivable

        Accounts receivable—Oil and gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—Joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable—Other consists at December 31, 2015 and at December 31, 2014 of derivative positions not settled as of the balance sheet date and severance tax refunds due from state agencies. No interest is charged on past-due balances. The Company routinely assesses the recoverability of all material trade, joint interest and other receivables to determine their collectability, and reduces the carrying amounts by a valuation allowance that reflects management's best estimate of the amounts that may not be collected. As of December 31, 2015 and 2014, the Company did not have significant allowances for doubtful accounts.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Concentration of Risk

        Substantially all of the Company's accounts receivable are related to the oil and gas industry. This concentration of entities may affect the Company's overall credit risk in that these entities may be affected similarly by changes in economic and other conditions, including declines in commodity prices. As of December 31, 2015, 68% of Accounts receivable—Oil and gas sales are due from four purchasers and 80% of Accounts receivable—Joint interest owners are due from five working interest owners. As of December 31, 2014, 70% of Accounts receivable—Oil and gas sales were due from five purchasers and 67% of Accounts receivable—Joint interest owners were due from five working interest owners. As of December 31, 2013, 79% of Accounts receivable—Oil and gas sales were due from eight purchasers and 77% of Accounts receivable—Joint interest owners were due from five working interest owners. If any or all of these significant counterparties were to fail to pay amounts due to the Company, the Company's financial position and results of operations could be materially and adversely affected.

Dependence on Major Customers

        The Company maintains a portfolio of crude oil and natural gas marketing contracts with large, established refiners and oil and gas purchasers. During the year ended December 31, 2015, the largest purchasers were Valero Energy Corp. ("Valero"), ETC Field Services LLC, Plains Marketing LP ("Plains Marketing"), NGL Energy Partners LP, and Unimark LLC, which accounted for approximately 18%, 17%, 16%, 15% and 7% of consolidated oil and gas sales, respectively. During the year ended December 31, 2014, the largest purchasers were Valero Energy Corp. ("Valero"), NGL Energy Partners LP, PVR Midstream LLC ("PVR Midstream"), Plains Marketing LP ("Plains Marketing"), and Monarch Natural Gas LLC which accounted for approximately 22%, 12%, 12%, 10% and 10% of consolidated oil and gas sales, respectively. During the year ended December 31, 2013, the largest purchasers were PVR Midstream, Unimark LLC, Mercuria Energy Group Ltd. ("Mercuria"), Valero, and Plains Marketing, which accounted for approximately 15%, 13%, 13%, 13% and 6% of consolidated oil and gas sales, respectively.

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

        Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over the life of proved reserves, using the unit conversion ratio of six thousand cubic feet of gas to one barrel of oil equivalent. Depletion of the costs of wells and related equipment and facilities, including capitalized asset retirement costs, net of salvage values, is computed using proved developed reserves. The reserve base used to calculate depreciation, depletion, and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves.

        The Company reviews its proved oil and natural gas properties, including related wells and equipment, for impairment by comparing expected undiscounted future cash flows at a producing field level to the net capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future commodity prices, operating costs, and production, are lower than the net capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk- adjusted discount rate. Due to the significant assumptions associated with the inputs and calculations described, the fair value of oil and gas properties used in estimating impairment represents a nonrecurring Level 3 measurement.

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

Commodity Derivatives

        The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the years ended December 31, 2015, 2014 and 2013, the Company elected not to designate any of its commodity price risk management activities as cash flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

        Although the Company does not designate its commodity derivative instruments as cash-flow hedges, management uses those instruments to reduce the Company's exposure to fluctuations in commodity prices related to its natural gas and oil production. Net gains and losses, at fair value, are included on the Consolidated Balance Sheet as current or noncurrent assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of commodity derivative contracts are recorded in earnings as they occur and are included in other income (expense) on the Consolidated Statement of Operations. See Note 7, "Fair Value Measurement," for disclosure about the fair values of commodity derivative instruments.

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

Revenue Recognition

        Revenues from the sale of crude oil, natural gas, and natural gas liquids are valued at the estimated sales price and recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

follows the "sales method" of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. Any such imbalances were not significant as of December 31, 2015.

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

        The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company's policy is to include any interest and penalties recorded on uncertain tax positions as a component of income tax expense. The Company's unrecognized tax benefits or related interest and penalties are immaterial.

Comprehensive Income

        The Company has no elements of comprehensive income other than net income.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which creates a new topic in the ASC, topic 606, "Revenue from Contracts with Customers." This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 which deferred the effective

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

date of ASU 2014-09 by one year. The amendments are now effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted. We are currently evaluating the effect that the adoption of Update 2014-09 and Update 2015-14 will have on our financial statements.

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

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. Adoption of this ASU will be applied retrospectively. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) ("Update 2015-15"), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after 15 December 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company has chosen to early adopt ASU No. 2015-17 for the period ended December 31, 2015. Changes to the balance sheet have been applied on a retrospective basis. Adoption did not have a material impact on the financial position, cash flows or results of operations.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Properties, Plant and Equipment

Oil and Gas Properties

        The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at December 31, 2015 and 2014:

(in thousands of dollars)	2015	2014
Mineral interests in properties
Unproved	$75,308	$94,526
Proved	1,031,669	1,001,194
Wells and equipment and related facilities	1,289,323	1,094,202

	2,396,300	2,189,922
Less: Accumulated depletion and impairment	(760,534)	(551,062)

Net oil and gas properties	$1,635,766	$1,638,860

        As of December 31, 2015 and 2014, we had no material capitalized costs associated with exploratory wells.

        No interest costs were capitalized in 2015. The Company capitalized less than $0.1 million in interest costs during 2014. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

        Depletion of oil and gas properties amounted to $204.2 million, $180.6 million, and $113.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        No impairments of proved or unproved properties were recorded in 2015, 2014, or 2013. Certain prior period amounts have been reclassified to conform to the current presentation, include the reclassification of Impairment of oil and gas properties to Exploration in the Consolidated Statement of Operations for the twelve months ended December 31, 2013 relating to lease abandonment charges of $14.4 million for certain leases that the Company did not plan to develop.

Other Property, Plant and Equipment

        Other property, plant and equipment consisted of the following at December 31, 2015 and 2014:

(in thousands of dollars)	2015	2014
Leasehold improvements	$1,260	$1,218
Furniture, fixtures, computers and software	4,090	3,727
Vehicles	1,537	988
Aircraft	910	910
Other	247	219

	8,044	7,062
Less: Accumulated depreciation and amortization	(4,171)	(3,014)

Net other property, plant and equipment	$3,873	$4,048

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Properties, Plant and Equipment (Continued)

        Depreciation and amortization of other property, plant and equipment amounted to $1.3 million, $1.1 million, and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

4. Acquisition of Properties

        No business combinations occurred during the twelve months ended December 31, 2015 and 2014.

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

        The acquisition qualified as a business combination. The valuation to determine the fair values were principally based on the discounted cash flows of the producing and undeveloped properties, including projected drilling and equipment costs, recoverable reserves, production streams, future prices and operating costs, and risk-adjusted discount rates reflective of the market at the time of acquisition.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

5. Long-Term Debt

        Long-term debt consisted of the following at December 31, 2015 and 2014:

(in thousands of dollars)	December 31, 2015	December 31, 2014
Revolver	$110,000	$360,000
2022 Notes	500,000	500,000
2023 Notes	250,000	—

Total principal amount	860,000	860,000
Less: unamortized discount	(12,088)	—

Total carrying amount	$847,912	$860,000

Senior Unsecured Notes

        On April 1, 2014, JEH and Jones Energy Finance Corp., JEH's wholly-owned subsidiary formed for the sole purpose of co-issuing certain of JEH's debt (together the "Issuers"), sold $500.0 million in aggregate principal amount of the Issuers' 6.75% senior notes due 2022 (the "2022 Notes"). The Company used the net proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan ($160.0 million), a portion of the outstanding borrowings under the Revolver ($308.0 million) and for working capital and general corporate purposes. The Company subsequently terminated the Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014.

        On February 5, 2015, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the 2022 Notes, except that the transfer restrictions, registration rights and additional interest provisions related to the outstanding 2022 Notes do not apply to the new 2022 Notes. On February 20, 2015, the registration statement was declared effective and the Company commenced an offer to exchange any and all of its $500 million outstanding principal amount of 2022 Notes for an equal amount of new 2022 Notes. The exchange offer expired on March 23, 2015. Tenders of $500 million aggregate principal amount, or 100%, of the 2022 Notes were received.

        On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the "2023 Notes") in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015.

        On November 18, 2015, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the 2023 Notes, except that the transfer restrictions, registration rights and additional interest provisions related to the outstanding 2023 Notes do not apply to the new 2023 Notes. See Note 15, "Subsequent Events," in the Notes to Consolidated Financial Statements for further discussion.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

        The 2022 Notes and 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of its significant subsidiaries. The 2022 Notes and 2023 Notes will be senior in right of payment to any future subordinated indebtedness of the Issuers.

        The Company may redeem the 2022 Notes at any time on or after April 1, 2017 and the 2023 Notes at any time on or after March 15, 2018 at a declining redemption price set forth in the respective indentures, plus accrued and unpaid interest.

        The indentures governing the 2022 Notes and 2023 Notes are substantially similar and contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness or issue certain preferred stock, pay dividends on capital stock, transfer or sell assets, make investments, create certain liens, enter into agreements that restrict dividends or other payments from the Company's restricted subsidiaries to the Company, consolidate, merge or transfer all of the Company's assets, engage in transactions with affiliates or create unrestricted subsidiaries. However, many of these covenants will be suspended if the Notes are rated investment grade.

Other Long-Term Debt

        The Company entered into two credit agreements dated December 31, 2009, with Wells Fargo Bank N.A, the Senior Secured Revolving Credit Facility (the "Revolver") and the Second Lien Term Loan (the "Term Loan"), each of which have been or were amended periodically. On April 1, 2014, the Term Loan was repaid in full and terminated in connection with the issuance of the 2022 Notes. On November 6, 2014, the Company amended the Revolver to, among other things, increase the borrowing base under the Revolver from $550.0 million to $625.0 million until the next redetermination thereof, and extend the maturity date of the Revolver to November 6, 2019. The Company's oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The borrowing base on the Revolver was subsequently adjusted to $562.5 million in accordance with its terms as a result of the issuance of the 2023 Notes in February 2015 and was reaffirmed at this level effective April 1, 2015. Effective October 8, 2015, the borrowing base was reduced to $510 million during the semi-annual borrowing base re-determination.

        The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base which limits the amount of borrowings which may be drawn thereunder. The borrowing base will be redetermined by the lenders at least semi-annually on or about April 1 and October 1 of each year, with such redetermination based primarily on reserve reports using lender commodity price expectations at such time. In light of current commodity prices, it is our expectation that the borrowing base will be reduced during the upcoming redetermination. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our revolving credit facility exceeding the borrowing base, we will be required to repay the deficiency within a short period of time.

        Interest on the Revolver is calculated, at the Company's option, at either (a) the London Interbank Offered ("LIBO") rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one-month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the year ended December 31, 2015, the average

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

interest rate under the Revolver was 2.39% on an average outstanding balance of $144.9 million. For the year ended December 31, 2014, the average interest rate under the Revolver was 2.51% on an average outstanding balance of $333.8 million.

        Total interest and commitment fees under the Revolver were $5.1 million, $9.5 million, and $12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total interest and commitment fees under the Term Loan were $3.6 million and $14.7 million for the years ended December 31, 2014 and 2013, respectively.

        Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

  •
  a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 4.00 to 1.00 as of the last day of any fiscal quarter; and

  •
  a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

        As of December 31, 2015, our total leverage ratio is approximately 3.2 and our current ratio is approximately 6.9, as calculated based on the requirements in our covenants. We believe that we are in compliance with all terms of our Revolver and expect to maintain compliance during 2016. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2016 and beyond. In the event it were to became necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as hedge restructuring. While it is our expectation that we will continue to be in compliance with our covenants, no assurance can be given that this will be the case. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

6. Derivative Instruments and Hedging Activities

        The Company had various commodity derivatives in place that could affect its future operations as of December 31, 2015 and 2014, as follows:

Hedging Positions

	December 31, 2015
		Low	High	Weighted Average	Final Expiration
Oil swaps	Exercise price	$54.53	$100.87	$79.16
	Barrels per month	54,000	194,000	97,119	June 2019
Natural gas swaps	Exercise price	$3.22	$6.45	$4.25
	mmbtu per month	700,000	1,640,000	1,042,857	June 2019
Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.18)
	mmbtu per month	1,190,000	1,730,000	1,360,833	December 2016
Natural gas liquids swaps	Exercise price	$8.90	$95.24	$32.62
	Barrels per month	2,000	112,000	51,792	December 2017

	December 31, 2014
		Low	High	Weighted Average	Final Expiration
Oil swaps	Exercise price	$75.05	$100.95	$84.20
	Barrels per month	45,000	184,054	113,852	December 2018
Natural gas swaps	Exercise price	$3.37	$6.45	$4.40
	mmbtu per month	710,000	1,772,584	1,175,275	December 2018
Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.21)
	mmbtu per month	320,000	980,000	716,667	March 2016
Natural gas liquids swaps	Exercise price	$8.09	$95.24	$42.46
	Barrels per month	2,000	143,000	50,444	December 2017

        The Company recognized a net gain on derivative instruments of $158.8 million and $189.6 million for the years ended December 31, 2015 and 2014, respectively, and a net loss of $2.6 million for the year ended December 31, 2013.

Offsetting Assets and Liabilities

        As of December 31, 2015, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

        Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

        We adopted the guidance requiring disclosure of both gross and net information about financial instruments eligible for netting in the balance sheet under our derivative agreements. The following

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

6. Derivative Instruments and Hedging Activities (Continued)

table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014:

(in thousands of dollars)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
December 31, 2015
Commodity derivative contracts
Assets	$218,036	$(527)	$217,509	$—	$217,509
Liabilities	(538)	527	(11)	—	(11)
December 31, 2014
Commodity derivative contracts
Assets	$208,646	$(72)	$208,574	$—	$208,574
Liabilities	(100)	72	(28)	—	(28)

7. Fair Value Measurement

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

7. Fair Value Measurement (Continued)

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

        The financial instruments carried at fair value as of December 31, 2015 and 2014, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

	December 31, 2015
	Fair Value Measurements Using
(in thousands of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Commodity Price Hedges
Current assets	$—	$122,779	$1,428	$124,207
Long-term assets	—	93,302	—	93,302
Current liabilities	—	11	—	11
Long-term liabilities	—	—	—	—

	December 31, 2014
	Fair Value Measurements Using
(in thousands of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Commodity Price Hedges
Current assets	$—	$120,604	$915	$121,519
Long-term assets	—	85,162	1,893	87,055
Current liabilities	—	—	—	—
Long-term liabilities	—	—	28	28

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

7. Fair Value Measurement (Continued)

        The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company's commodity derivative contracts as of December 31, 2015.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity Price Hedges	Fair Value (000's)	Valuation Technique	Unobservable Input	Range
Natural gas liquid swaps	$1,428	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$8.90 - $47.25 per barrel

        Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the years ended December 31, 2015 and 2014. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)
Balance at December 31, 2013, net	$(1,235)
Purchases	668
Settlements	476
Transfers into Level 3	(265)
Transfers to Level 2	332
Changes in fair value	2,804

Balance at December 31, 2014, net	2,780
Purchases	648
Settlements	(960)
Transfers into Level 3	—
Transfers to Level 2	(1,367)
Changes in fair value	327

Balance at December 31, 2015, net	$1,428

        Transfers from Level 3 to Level 2 represent the Company's natural gas basis swaps for which observable forward curve pricing information has become readily available. Purchases represent natural gas liquid swaps that the Company entered into that do not have observable forward curve pricing information.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

7. Fair Value Measurement (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	December 31, 2015		December 31, 2014
(in thousands of dollars)	Principal Amount	Fair Value	Principal Amount	Fair Value
Debt:
Revolver	$110,000	$110,000	$360,000	$360,000
2022 Notes	500,000	260,000	500,000	384,375
2023 Notes	250,000	153,283	—	—

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

8. Asset Retirement Obligations

        A summary of the Company's ARO for the years ended December 31, 2015 and 2014 is as follows:

(in thousands of dollars)	2015	2014
ARO liability at beginning of year	$13,610	$10,963
Liabilities incurred(1)	6,349	1,995
Accretion of ARO liability	1,087	770
Liabilities settled due to sale of related properties	(19)	(109)
Liabilities settled due to plugging and abandonment	(69)	(55)
Change in estimate	22	46

ARO liability at end of year	20,980	13,610
Less: Current portion of ARO at end of year	(679)	(3,074)

Total long-term ARO at end of year	$20,301	$10,536

(1)
Includes $4.7 million to correct immaterial errors originating in 2013 and 2014. In addition to the balance sheet impact noted, Accretion of ARO liability of $0.2 million and Depletion, depreciation, and amortization of $0.6 million were recognized in our statement of operations during the fourth quarter of 2015 as a correcting adjustment. We have determined that this adjustment is not material to the consolidated financial statements of any period presented.

9. Stock-based Compensation

Management Unit Awards

        Effective January 1, 2010, JEH implemented a management incentive plan that provided indirect awards of membership interests in JEH to members of senior management ("management units"). These awards had various vesting schedules, and a portion of the management units vested in a lump sum at the IPO date. In connection with the IPO, both the vested and unvested management units were converted into the right to receive JEH Units and shares of Class B common stock. The JEH Units (together with a corresponding number of shares of Class B common stock) will become exchangeable under this plan into a like number of shares of Class A common stock upon vesting or forfeiture. No new management units have been awarded since the IPO and no new JEH Units or shares of Class B common stock are created upon a vesting event. Grants listed below reflect the transfer of JEH units that occurred upon forfeiture.

        The following table summarizes information related to the vesting of management units as of December 31, 2015:

	JEH Units	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2014	274,385	$15.00
Granted	1,909	$15.00
Forfeited	(1,909)	$15.00
Vested	(85,030)	$15.00

Unvested at December 31, 2015	189,355	$15.00

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

        Stock compensation expense associated with the management units for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $1.6 million, and $10.7 million, respectively, and is included in general and administrative expenses on the Company's Consolidated Statement of Operations. The weighted average grant date fair value of management units was $15.00 per share for the year ended December 31, 2015. Unrecognized expense as of December 31, 2015 for all outstanding management units was $2.8 million and will be recognized over a weighted-average remaining period of 1.2 years.

2013 Omnibus Incentive Plan

        Under the Jones Energy, Inc. 2013 Omnibus Incentive Plan (the "LTIP"), established in conjunction with the Company's IPO, the Company reserved 3,850,000 shares of Class A common stock for non-employee director, consultant and employee stock-based compensation awards.

        The Company granted (i) performance unit and restricted stock unit awards to certain officers and employees and (ii) restricted shares of Class A common stock to the Company's non-employee directors under the LTIP during 2014 and 2015.

  Restricted Stock Unit Awards

        The Company has outstanding restricted stock unit awards granted to certain officers and employees of the Company under the LTIP. The fair value of the restricted stock unit awards was based on the value of the Company's Class A common stock on the date of grant and is expensed on a straight-line basis over the applicable vesting period, which is typically three years.

        The following table summarizes information related to the total number of units awarded to officers and employees as of December 31, 2015:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2014	324,897	$17.33
Granted	572,939	$9.58
Forfeited	(14,995)	$12.84
Vested	(125,596)	$16.75

Unvested at December 31, 2015	757,245	$11.65

        Stock compensation expense associated with the employee restricted stock unit awards for the years ended December 31, 2015 and 2014 was $3.1 million and $1.1 million, respectively, and is included in general and administrative expenses on the Company's Consolidated Statement of Operations. There was no stock compensation expense associated with the employee restricted stock unit awards for the year ended December 31, 2013. The weighted average grant date fair value of restricted stock units was $9.58 per share, and $17.31 per share for the years ended December 31, 2015 and 2014, with no awards made during the year ended December 31, 2013. Unrecognized expense as of December 31, 2015 for all outstanding restricted stock unit awards was $5.9 million and will be recognized over a weighted-average remaining period of 1.1 years.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

  Performance Unit Awards

        The Company has outstanding performance unit awards granted to certain officers of the Company under the LTIP. Upon the completion of the applicable three-year performance period, each officer may vest in a number of performance units. The percent of awarded performance units in which each officer vests at such time, if any, will range from 0% to 200% based on the Company's total shareholder return relative to an industry peer group over the applicable three-year performance period. Each vested performance unit is exchangeable for one share of the Company's Class A common stock. The grant date fair value of the performance units was determined using a Monte Carlo simulation model, which results in an estimated percentage of performance units earned. The fair value of the performance units is expensed on a straight-line basis over the applicable three-year performance period.

        The following table summarizes information related to the total number of units awarded to the officers as of December 31, 2015:

	Performance Unit Awards	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2014	192,998	$21.65
Granted	361,422	$10.27
Forfeited	—	—
Vested	(15,232)	$14.59

Unvested at December 31, 2015	539,188	$14.22

        Stock compensation expense associated with the performance unit awards for the years ended December 31, 2015 and 2014 was $2.6 million and $0.9 million, respectively, and is included in general and administrative expenses on the Company's Consolidated Statement of Operations. There was no stock compensation expense associated with the performance unit awards for the year ended December 31, 2013. The weighted average grant date fair value of performance unit awards was $10.27 per share, and $21.65 per share for the years ended December 31, 2015 and 2014, with no awards made during the year ended December 31, 2013. Unrecognized expense as of December 31, 2015 for all outstanding performance unit awards was $4.0 million and will be recognized over a weighted-average remaining period of 1.5 years.

        The Monte Carlo simulation process is a generally accepted statistical technique used, in this instance, to simulate future stock prices for the Company and the components of the peer group. The simulation uses a risk- neutral framework along with the risk-free rate of return, the volatility of each entity, and the correlations of each entity with the other entities in the peer group. A stock price path has been simulated for the Company and each peer company and is used to determine the payout percentages and the stock price of the Company's common stock as of the vesting date. The ending stock price is multiplied by the payout percentage to determine the projected payout, which is then discounted using the risk-free rate of return to the grant date to determine the grant date fair value for that simulation. When enough simulations are generated, the resulting distribution gives a reasonable estimate of the range of future expected stock prices.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

        The following assumptions were used for the Monte Carlo simulation model to determine the grant date fair value and associated compensation expense during the periods presented:

	2015 Performance Unit Awards	2014 Performance Unit Awards
Stock Price(1)	$10.11	$17.07
Beginning Average Stock Price(2)	$11.56	$14.78
Expected Volatility(3)	55.13%	46.95%
Risk-Free Rate of Return(4)	0.79%	0.61%

(1)
Based on the closing price of Jones Energy, Inc. Class A common stock on April 29, 2015 and May 20, 2014.

(2)
Based on the 10 trading days immediately prior to the beginning of the performance period.

(3)
For the 2015 award this is based on the average historical volatilities over the most recent 2.67-year period for the Company and each peer company using daily stock prices through April 29, 2015. The measurement period reflects the 2.67 years remaining in the performance period as of the grant date.

For the 2014 award this is based on the average historical volatilities over the most recent 2.62-year period for the Company and each peer company using daily stock prices through May 20, 2014. The measurement period reflects the 2.62 years remaining in the performance period as of the grant date.

(4)
Based on the yield curve of U.S. Treasury rates as of April 29, 2015 and May 20, 2014.

        Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of performance units earned of 101.61% and 126.80% for the 2015 and 2014 awards, respectively.

  Restricted Stock Awards

        The Company has outstanding restricted stock awards granted to the Company's non-employee members of the Board of Directors under the LTIP. The restricted stock will vest upon the director serving as a director of the Company for a one-year service period in accordance with the terms of the award. The fair value of the awards was based on the price of the Company's Class A common stock on the date of grant.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

        The following table summarizes information related to the total value of the awards to the Board of Directors as of December 31, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2014	27,430	$18.77
Granted	67,380	$7.30
Forfeited	—	—
Vested	(27,430)	$18.77

Unvested at December 31, 2015	67,380	$7.30

        Stock compensation expense associated with the Board of Directors awards for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.4 million, and $0.1 million, respectively, and is included in general and administrative expenses on the Company's Consolidated Statement of Operations. The weighted average grant date fair value of restricted stock awards was $7.30 per share, $18.77 per share, and $15.05 per share for the years ended December 31, 2015, 2014 and 2013. Unrecognized expense as of December 31, 2015 for all outstanding restricted stock awards was $0.2 million and will be recognized over the remaining vesting period of 0.4 years.

        For the years ended December 31, 2015, 2014, and 2013, the Company had an associated tax benefit of $1.1 million, $0.4 million, and $0.1 million, respectively, related to all stock-based compensation, calculated at the federal statutory rate after adjusting for the non-controlling interest.

10. Benefit Plans

        The Company established a tax-qualified 401(k) savings plan (the "Plan") for the benefit of employees. The Plan is a defined contribution plan and the Company may match a portion of employee contributions to the Plan. In addition, during 2013, the Company established a non-qualified deferred compensation plan for the benefit of key employees. The non-qualified deferred compensation plan is an unfunded, account-based plan under which key employees of the Company may elect to defer a portion of their base salary and/or bonus. For the year ended December 31, 2015, our total expense relating to these plans was $0.5 million. Our total expense relating to these plans for each of the years ended December 31, 2014 and 2013 was $0.3 million.

11. Income Taxes

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

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The following table summarizes the tax provision for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Current tax expense:
Federal	$—	$53	$85
State	113	—	—

Total current expense	113	53	85

Deferred tax expense (benefit):
Federal	(1,137)	22,140	(1,260)
State	(1,757)	4,025	1,104

Total deferred expense (benefit)	(2,894)	26,165	(156)

Total tax expense (benefit)	(2,781)	$26,218	$(71)

Tax expense (benefit) attributable to controlling interests	(1,160)	22,819	$(1,223)
Tax expense attributable to non-controlling interests	(1,621)	3,399	1,152

Total income tax expense (benefit)	(2,781)	$26,218	$(71)

        For the pre-IPO period of the year ended December 31, 2013, the reported taxes in the table above relate solely to the Texas franchise tax liability of JEH.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        A reconciliation of the Company's provision for income taxes as reported and the amount computed by multiplying income before taxes, less non-controlling interest, by the U.S. federal statutory rate of 35%:

(in thousands of dollars)	2015	2014	2013
Provision calculated at federal statutory income tax rate:
Net income before taxes	$(11,858)	$251,838	$22,334
Statutory rate	35%	35%	35%

Income tax expense (benefit) computed at statutory rate	$(4,150)	$88,144	$7,817
Less: Non-controlling interests	2,911	(65,759)	(9,009)

Income tax expense (benefit) attributable to controlling interests	(1,239)	22,385	(1,192)
State and local income taxes, net of federal benefit	(1,011)	626	(49)
Reduction of TRA liability	(694)	—	—
Equity compensation, shortfall	338	—	—
Change in enacted rate	(650)	—	—
Change in valuation allowance	2,333	—	—
Other	(237)	(192)	18

Tax expense (benefit) attributable to controlling interests	(1,160)	22,819	(1,223)
Tax expense attributable to non-controlling interests	(1,621)	3,399	1,152

Total income tax expense (benefit)(1)	$(2,781)	$26,218	$(71)

(1)
Deferred tax expense of the year ended December 31, 2015 includes the correction of an immaterial error from the year ended December 31, 2014, whereby deferred tax expense was overstated in 2014 and understated in 2015 by $0.9 million. We have determined that this adjustment is not material to the consolidated financial statements of any period presented.

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

        In 2015, Texas enacted legislation that reduced the tax rate from 1.0% to 0.75%. We recorded a tax benefit of $1.7 million as a result of revaluing our deferred tax assets at the newly enacted rate, of which $1.0 million was attributable to the non-controlling interest.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
(in thousands of dollars)	2015	2014
Deferred tax assets
Net operating loss	$9,414	$8,223
Section 754 election tax basis adjustment	47,100	945
Alternative minimum tax credits	—	53
Other deferred tax asset	505	232

Total deferred tax assets	57,019	9,453

Deferred tax liabilities
Investment in consolidated subsidiary JEH	73,559	29,307
Noncurrent state deferred tax liability	4,099	7,449

Total deferred tax liabilities	77,658	36,756

Net deferred tax assets (liabilities)	(20,639)	(27,303)
Valuation allowance	(2,333)	—

Net deferred tax assets (liabilities)	$(22,972)	$(27,303)

        The Company has a federal net operating loss carry-forward totaling $24.8 million and state net operating loss carry-forward of $19.5 million, both of which expire between 2033 and 2035. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of December 31, 2015, we have a valuation allowance of $2.3 million as a result of management's assessment of the realizability of deferred tax assets in Oklahoma. Management believes that there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization of substantially all other tax carryforwards.

        Separate federal and state income tax returns are filed for Jones Energy, Inc. and Jones Energy Holdings, LLC. JEH's Texas franchise tax returns are subject to audit for 2011 through 2015. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service is currently examining the 2013 federal partnership income tax return for JEH.

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2015, 2014 and 2013 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company's unrecognized tax benefits were not material.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Tax Receivable Agreement

        In connection with the IPO, the Company entered into a Tax Receivable Agreement (the "TRA") which obligates the Company to make payments to certain current and former owners equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from exchanges of JEH Units and shares of the Company's Class B common stock held by those owners for shares of the Company's Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings. At the time of an exchange, the company records a liability to reflect the future payments under the TRA.

        The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company's payments under the TRA constituting imputed interest. In the event that the Company records a valuation allowance against its deferred tax assets associated with an exchange, the TRA liability will also be reduced as the payment of the TRA liability is dependent on the realizability of the deferred tax assets. As of December 31, 2015, the amount of the TRA liability was reduced by $2.0 million as a result of the valuation allowance recorded against the Company's deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

        As of December 31, 2015 and 2014 the Company had recorded a TRA liability of $38.1 million and $0.8 million, respectively, for the estimated payments that will be made to the pre-IPO members who have exchanged shares along with corresponding deferred tax assets, net of valuation allowance, of $44.8 million and $0.9 million, respectively, as a result of the increase in tax basis generated arising from such exchanges. The increase in the TRA liability was primarily driven by the exchange of 5 million JEH Units and Class B shares of common stock by Metalmark Captial in May of 2015.

        As of December 31, 2015, the Company had not made any payments under the TRA to pre-IPO members who have exchanged JEH units and Class B common stock for Class A common stock. The Company does not anticipate making a material payment under the TRA in 2016.

12. Earnings per Share

        Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. Awards of nonvested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the twelve months ended December 31, 2015, 757,245 restricted stock shares, 67,380 restricted stock units and 539,188 performance units were excluded from the calculation as they would have had an anti-dilutive effect. For the twelve months ended December 31, 2014, 27,430 restricted stock shares, 54,656 restricted stock units and 192,998 performance units were excluded from the calculation as they would have had an anti-dilutive effect. The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS. 2014 is calculated using the twelve months

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

12. Earnings per Share (Continued)

ended December 31, 2014. 2013 is calculated for the period from July 29, 2013, the closing date of the IPO, to December 31, 2013.

Basic Earnings per Share

(in thousands, except per share data)	2015	2014	2013
Income (numerator):
Net income (loss) attributable to controlling interests	$(2,381)	$41,136	$(2,186)
Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock—basic	26,816	12,526	12,500
Weighted-average number of shares of Class A common stock—diluted	26,816	12,535	12,500
Earnings (loss) per share:
Basic	$(0.09)	$3.28	$(0.17)
Diluted	$(0.09)	$3.28	$(0.17)

13. Related Parties

Related Party Transactions

        On May 7, 2013, the Company entered into a natural gas sale and purchase agreement with Monarch Natural Gas, LLC, ("Monarch"), under which Monarch has the first right to gather the natural gas the Company produces from dedicated properties, process the NGLs from this natural gas production and market the processed natural gas and extracted NGLs. Under the Monarch agreement, the Company is paid a specified percentage of the value of the NGLs extracted and sold by Monarch, based on a set liquids recovery percentage, and the amount received from the sale of the residue gas, after deducting a fixed volume for fuel, lost and unaccounted for gas. The Company produced approximately 1.4 MMBoe of natural gas and NGLs for the year ended December 31, 2014 and 0.8 MMBoe of natural gas and NGLs for the year ended December 31, 2013, from the properties that became subject to the Monarch agreement. During the years ended December 31, 2014 and 2013, the Company recognized $37.0 million and $10.4 million, respectively, of revenue associated to the aforementioned natural gas and NGL production. Effective May 1, 2015, the rights to gather natural gas under the sale and purchase agreement transferred from Monarch to Enable Midstream Partners LP, ("Enable"), an unaffiliated third-party. Prior to closing of the transfer of these rights, the Company produced approximately 1.0 MMBoe of natural gas and NGLs for the year ended December 31, 2015 from the properties that became subject to the Monarch agreement for which the Company recognized $10.6 million of revenue. The revenue, for all years mentioned, is recorded in Oil and gas sales on the Company's Consolidated Statement of Operations. The initial term of the agreement, which remains unchanged by the transfer to Enable, runs for 10 years from the effective date of September 1, 2013.

        At the time the Company entered into the 2013 Monarch agreement, Metalmark Capital owned approximately 81% of the outstanding equity interests of Monarch. In addition, Metalmark Capital

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

13. Related Parties (Continued)

beneficially owns in excess of five percent of the Company's outstanding equity interests and two of our directors, Howard I. Hoffen and Gregory D. Myers, are managing directors of Metalmark Capital.

        In the year ended December 31, 2013, the Company paid an annual administration fee to Metalmark of $0.7 million. This amount was recorded in general and administration expense on the Company's Consolidated Statement of Operations. As a result of the IPO, this fee is no longer payable to Metalmark.

        In connection with the Company's entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. During the years ended December 31, 2015, 2014 and 2013, the Company amortized $2.0 million, $1.2 million, and $0.5 million, respectively, of the deferred revenue balance. This revenue is recorded in Other revenues on the Company's Consolidated Statement of Operations.

        Following the issuance of the $15 million Monarch equity interests, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company's chief executive officer and chairman of the board, and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company's officers, including Mike McConnell, Robert Brooks and Eric Niccum. The remaining $10 million of Monarch equity interests was distributed to certain of the pre-IPO owners, which included Metalmark Capital, Wells Fargo, the Jones family entities, and certain of the Company's officers and directors, including Jonny Jones, Mike McConnell and Eric Niccum. As of December 31, 2015, equity interests in Monarch of $1.3 million are included in Other assets on the Company's Consolidated Balance Sheet. During the years ended December 31, 2015 and 2014, equity interests of $0.8 million and $0.5 million, respectively, were distributed to management under the incentive plan. The Company recognized expense of $0.5 million, $0.8 million, and $0.3 million during the years ended December 31, 2015, 2014, and 2013, respectively, in connection with the incentive plan.

        In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company did not incur or capitalize any costs associated with the construction of the pipeline. The Company did, however, incur gathering fees of $0.4 million which were paid to Monarch Oil Pipeline LLC associated with the approximately 0.2 MMBoe of oil production transported under the agreement for the year ended December 31, 2015. These costs are recorded as an offset to Oil and gas sales in the Company's Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company's Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third-parties, after passing through the gathering and transportation system. The Company has reserved capacity of up to 12,000 barrels per day on the system with the potential to increase throughput at a future date. The audit committee of the Board reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

13. Related Parties (Continued)

        In May 2015, the Company received a $0.7 million cash distribution associated with its equity interests in Monarch, which was accounted for following the cost method. The initial cash distribution from Monarch was treated as dividend income and is recorded in Other income (expense).

14. Commitments and Contingencies

Lease obligations

        The Company leases approximately 43,000 square feet of office space in Austin, TX under an operating lease arrangement. Future minimum payments for all noncancellable operating leases extending beyond one year at December 31, 2015 are as follows:

(in thousands of dollars)
Years Ending December 31,
2016	$945
2017	1,038
2018	1,101
2019	1,122
2020	377
Thereafter	—

$4,583

        Rent expense under operating leases was $1.6 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company believes that the final disposition of such current matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

15. Subsequent Events

        On November 18, 2015, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the 9.25% senior notes due November 2023 (the "2023 Notes"), except that the transfer restrictions, registration rights and additional interest provisions related to the outstanding 2023 Notes do not apply to the new 2023 Notes. On January 12, 2016, the registration statement was declared effective and the Company commenced an offer to exchange any and all of its $250 million outstanding principal amount of 2023 Notes for an equal amount of new 2023 Notes. The exchange offer expired on February 11, 2016. Tenders of $250 million aggregate principal amount, or 100%, of the 2023 Notes were received.

        In January and February 2016, through several open market and privately negotiated purchases, the Company purchased an aggregate principal amount of $170.5 million of its senior unsecured notes. As of February 29, 2016, the Company had purchased $70.5 million principal amount of its 2022 Notes for $27.1 million, and $100 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

15. Subsequent Events (Continued)

borrowings from its Revolver to fund the note purchases. As a result of these purchases, the Company had aggregate principal amount of senior unsecured notes outstanding of $579.5 million, outstanding borrowings under its revolving credit facility of $185 million, $325 million undrawn on its revolving credit facility, and $46 million in cash as of February 29, 2016.

16. Subsidiary Guarantors

        On April 1, 2014, the Issuers sold $500.0 million in aggregate principal amount of the 2022 Notes. On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of the 2023 Notes.

        The 2022 Notes and the 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of JEH's current subsidiaries (except Jones Energy Finance Corp. and two immaterial subsidiaries) and certain future subsidiaries, including any future subsidiaries that guarantee any indebtedness under the Revolver. Each subsidiary guarantor is 100% owned by JEH, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2022 Notes and 2023 Notes, as discussed below, and joint and several with all other subsidiary guarantees and the parent guarantee. Any subsidiaries of JEH other than the subsidiary guarantors and Jones Energy Finance Corp. are immaterial.

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

        As of December 31, 2015, the Company held approximately 49.4% of the economic interest in JEH, with the remaining 50.6% economic interest held by a group of investors that owned interests in JEH prior to the Company's IPO (the "Existing Owners"). The Existing Owners have no voting rights with respect to their economic interest in JEH.

        The Company has two classes of common stock, Class A common stock, which was sold to investors in the IPO, and Class B common stock. Pursuant to the Company's certificate of incorporation, each share of Class A common stock is entitled to one vote per share, and the shares of Class A common stock are entitled to 100% of the economic interests in the Company. Each share of Class B common stock has no economic rights in the Company, but entitles its holder to one vote on all matters to be voted on by the Company's stockholders generally.

        In connection with a reorganization that occurred immediately prior to the IPO, each Existing Owner was issued a number of shares of Class B common stock that was equal to the number of JEH Units that such Existing Owner held. Holders of the Company's Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company's

Jones Energy, Inc.

Notes to the Consolidated Financial Statements (Continued)

16. Subsidiary Guarantors (Continued)

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

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2015

(in thousands of dollars)	JEI(Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$12,448	$9,325	$20	$—	$21,893
Restricted Cash	—	—	330	—	—	330
Accounts receivable, net
Oil and gas sales	—	—	19,292	—	—	19,292
Joint interest owners	—	—	11,314	—	—	11,314
Other	—	14,444	726	—	—	15,170
Commodity derivative assets	—	124,207	—	—	—	124,207
Other current assets	—	444	1,854	—	—	2,298
Intercompany receivable	12,866	1,161,997	—	—	(1,174,863)	—

Total current assets	12,966	1,313,540	42,841	20	(1,174,863)	194,504
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,635,766	—	—	1,635,766
Other property, plant and equipment, net	—	—	3,168	705	—	3,873
Commodity derivative assets	—	93,302	—	—	—	93,302
Other assets	—	17,714	253	—	—	17,967
Investment in subsidiaries	444,362	—	—	—	(444,362)	—

Total assets	$457,328	$1,424,556	$1,682,028	$725	$(1,619,225)	$1,945,412

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$—	$388	$7,079	$—	$—	$7,467
Oil and gas sales payable	—	—	32,408	—	—	32,408
Accrued liabilities	—	15,741	11,600	—	—	27,341
Commodity derivative liabilities	—	11	—	—	—	11
Asset retirement obligations	—	—	679	—	—	679
Intercompany payable	—	—	1,391,838	2,434	(1,394,272)	—

Total current liabilities	—	16,140	1,443,604	2,434	(1,394,272)	67,906
Long-term debt	—	847,912	—	—	—	847,912
Deferred revenue	—	11,417	—	—	—	11,417
Asset retirement obligations	—	—	20,301	—	—	20,301
Liability under tax receivable agreement	38,052	—	—	—	—	38,052
Deferred tax liabilities	19,280	3,692	—	—	—	22,972

Total liabilities	57,332	879,161	1,463,905	2,434	(1,394,272)	1,008,560

Stockholders' / members' equity
Members' equity	—	545,395	218,123	(1,709)	(761,809)	—
Class A common stock, $0.001 par value; 30,573,509 shares issued and 30,550,907 shares outstanding	31	—	—	—	—	31
Class B common stock, $0.001 par value; 31,273,130 shares issued and outstanding	31	—	—	—	—	31
Treasury stock, at cost: 22,602 shares	(358)	—	—	—	—	(358)
Additional paid-in-capital	363,723	—	—	—	—	363,723
Retained earnings	36,569	—	—	—	—	36,569

Stockholders' equity	399,996	545,395	218,123	(1,709)	(761,809)	399,996
Non-controlling interest	—	—	—	—	536,856	536,856

Total stockholders' equity	399,996	545,395	218,123	(1,709)	(224,953)	936,852

Total liabilities and stockholders' equity	$457,328	$1,424,556	$1,682,028	$725	$(1,619,225)	$1,945,412

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2014

(in thousands of dollars)	JEI(Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$1,000	$12,436	$30	$—	$13,566
Restricted Cash	—	—	149	—	—	149
Accounts receivable, net
Oil and gas sales	—	—	51,482	—	—	51,482
Joint interest owners	—	—	41,761	—	—	41,761
Other	102	8,788	3,622	—	—	12,512
Commodity derivative assets	—	121,519	—	—	—	121,519
Other current assets	—	451	2,923	—	—	3,374
Intercompany receivable	4,164	1,203,978	—	—	(1,208,142)	—

Total current assets	4,366	1,335,736	112,373	30	(1,208,142)	244,363
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,638,860	—	—	1,638,860
Other property, plant and equipment, net	—	—	3,252	796	—	4,048
Commodity derivative assets	—	87,055	—	—	—	87,055
Other assets	—	20,098	254	—	—	20,352
Deferred tax assets	171	—	—	—	—	171
Investment in subsidiaries	233,908	—	—	—	(233,908)	—

Total assets	$238,445	$1,442,889	$1,754,739	$826	$(1,442,050)	$1,994,849

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$—	$288	$136,049	$—	$—	$136,337
Oil and gas sales payable	—	—	70,469	—	—	70,469
Accrued liabilities	—	8,914	10,487	—	—	19,401
Asset retirement obligations	—	—	3,074	—	—	3,074
Intercompany payable	—	—	1,209,630	2,328	(1,211,958)	—

Total current liabilities	—	9,202	1,429,709	2,328	(1,211,958)	229,281
Long-term debt	—	860,000	—	—	—	860,000
Deferred revenue	—	13,377	—	—	—	13,377
Commodity derivative liabilities	—	28	—	—	—	28
Asset retirement obligations	—	—	10,536	—	—	10,536
Liability under tax receivable agreement	803	—	—	—	—	803
Deferred tax liabilities	20,237	7,237	—	—	—	27,474

Total liabilities	21,040	889,844	1,440,245	2,328	(1,211,958)	1,141,499

Stockholders' / members' equity
Members' equity	—	553,045	314,494	(1,502)	(866,037)	—
Class A common stock, $0.001 par value; 12,672,260 shares issued and 12,649,658 shares outstanding	13	—	—	—	—	13
Class B common stock, $0.001 par value; 36,719,499 shares issued and outstanding	37	—	—	—	—	37
Treasury stock, at cost: 22,602 shares	(358)	—	—	—	—	(358)
Additional paid-in-capital	178,763	—	—	—	—	178,763
Retained earnings	38,950	—	—	—	—	38,950

Stockholders' equity	217,405	553,045	314,494	(1,502)	(866,037)	217,405
Non-controlling interest	—	—	—	—	635,945	635,945

Total stockholders' equity	217,405	553,045	314,494	(1,502)	(230,092)	853,350

Total liabilities and stockholders' equity	$238,445	$1,442,889	$1,754,739	$826	$(1,442,050)	$1,994,849

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$194,555	$—	$—	$194,555
Other revenues	—	1,960	884	—	—	2,844

Total operating revenues	—	1,960	195,439	—	—	197,399

Operating costs and expenses
Lease operating	—	—	41,027	—	—	41,027
Production and ad valorem taxes	—	—	12,130	—	—	12,130
Exploration	—	—	6,551	—	—	6,551
Depletion, depreciation and amortization	—	—	205,407	91	—	205,498
Accretion of ARO liability	—	—	1,087	—	—	1,087
General and administrative	—	13,565	19,707	116	—	33,388
Other operating	—	—	4,188	—	—	4,188

Total operating expenses	—	13,565	290,097	207	—	303,869

Operating income (loss)	—	(11,605)	(94,658)	(207)	—	(106,470)

Other income (expense)
Interest expense	—	(59,991)	(1,298)	—	—	(61,289)
Net gain on commodity derivatives	—	158,753	—	—	—	158,753
Other income (expense)	1,984	(4,832)	(4)	—	—	(2,852)

Other income (expense), net	1,984	93,930	(1,302)	—	—	94,612

Income (loss) before income tax	1,984	82,325	(95,960)	(207)	—	(11,858)
Equity interest in income	(4,728)	—	—	—	4,728	—
Income tax provision
Current	—	113	—	—	—	113
Deferred	(363)	(2,531)	—	—	—	(2,894)

Total Income tax provision (benefit)	(363)	(2,418)	—	—	—	(2,781)

Net income (loss)	(2,381)	84,743	(95,960)	(207)	4,728	(9,077)

Net income (loss) attributable to non-controlling interests	—	—	—	—	(6,696)	(6,696)

Net income (loss) attributable to controlling interests	$(2,381)	$—	$—	$—	$—	$(2,381)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2014

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$378,401	$—	$—	$378,401
Other revenues	—	1,154	1,042	—	—	2,196

Total operating revenues	—	1,154	379,443	—	—	380,597

Operating costs and expenses
Lease operating	—	—	37,760	—	—	37,760
Production and ad valorem taxes	—	—	22,556	—	—	22,556
Exploration	—	—	3,453	—	—	3,453
Depletion, depreciation and amortization	—	—	181,578	91	—	181,669
Accretion of ARO liability	—	—	770	—	—	770
General and administrative	—	4,493	21,181	89	—	25,763
Other operating	—	—	—	—	—	—

Total operating expenses	—	4,493	267,298	180	—	271,971

Operating income (loss)	—	(3,339)	112,145	(180)	—	108,626

Other income (expense)
Interest expense	—	(37,295)	(1,510)	—	—	(38,805)
Net gain on commodity derivatives	—	189,641	—	—	—	189,641
Other income (expense)	—	(7,921)	297	—	—	(7,624)

Other income (expense), net	—	144,425	(1,213)	—	—	143,212

Income (loss) before income tax	—	141,086	110,932	(180)	—	251,838
Equity interest in income	63,197	—	—	—	(63,197)	—
Income tax provision
Current	53	—	—	—	—	53
Deferred	22,008	4,157	—	—	—	26,165

Total income tax provision	22,061	4,157	—	—	—	26,218

Net income (loss)	41,136	136,929	110,932	(180)	(63,197)	225,620

Net income (loss) attributable to non-controlling interests	—	—	—	—	184,484	184,484

Net income (loss) attributable to controlling interests	$41,136	$—	$—	$—	$—	$41,136

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2013

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$258,063	$—	$—	$258,063
Other revenues	—	469	637	—	—	1,106

Total operating revenues	—	469	258,700	—	—	259,169

Operating costs and expenses
Lease operating	—	—	25,129	—	—	25,129
Production and ad valorem taxes	—	—	15,517	—	—	15,517
Exploration	—	—	16,125	—	—	16,125
Depletion, depreciation and amortization	—	—	114,046	90	—	114,136
Accretion of ARO liability	—	—	608	—	—	608
General and administrative	—	4,154	27,490	258	—	31,902
Other operating	—	—	—	—	—	—

Total operating expenses	—	4,154	198,915	348	—	203,417

Operating income (loss)	—	(3,685)	59,785	(348)	—	55,752

Other income (expense)
Interest expense	—	(26,288)	(1,121)	—	—	(27,409)
Net gain on commodity derivatives	—	(2,566)	—	—	—	(2,566)
Other income (expense)	—	(3,365)	41	(119)	—	(3,443)

Other income (expense), net	—	(32,219)	(1,080)	(119)	—	(33,418)

Income (loss) before income tax	—	(35,904)	58,705	(467)	—	22,334
Equity interest in income	(3,400)	—	—	—	3,400	—
Income tax provision
Current	85	—	—	—	—	85
Deferred	(1,299)	1,143	—	—	—	(156)

Total income tax provision	(1,214)	1,143	—	—	—	(71)

Net income (loss)	(2,186)	(37,047)	58,705	(467)	3,400	22,405

Net income (loss) attributable to non-controlling interests	—	—	—	—	24,591	24,591

Net income (loss) attributable to controlling interests	$(2,186)	$—	$—	$—	$—	$(2,186)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,381)	$84,743	$(95,960)	$(207)	$4,728	$(9,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(120,398)	(202,359)	405,395	197	(4,728)	78,107

Net cash (used in) / provided by operations	(122,779)	(117,616)	309,435	(10)	—	69,030

Cash flows from investing activities
Additions to oil and gas properties	—	—	(311,305)	—	—	(311,305)
Proceeds from sales of assets	—	—	41	—	—	41
Acquisition of other property, plant and equipment	—	—	(1,101)	—	—	(1,101)
Current period settlements of matured derivative contracts	—	144,145	—	—	—	144,145
Change in restricted cash	—	—	(181)	—	—	(181)

Net cash (used in) / provided by investing	—	144,145	(312,546)	—	—	(168,401)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	85,000	—	—	—	85,000
Repayment under long-term debt	—	(335,000)	—	—	—	(335,000)
Proceeds from senior notes	—	236,475	—	—	—	236,475
Payment of debt issuance costs	—	(1,556)	—	—	—	(1,556)
Proceeds from sale of common stock	122,779	—	—	—	—	122,779

Net cash (used in) / provided by financing	122,779	(15,081)	—	—	—	107,698

Net increase (decrease) in cash	—	11,448	(3,111)	(10)	—	8,327
Cash
Beginning of period	100	1,000	12,436	30	—	13,566

End of period	$100	$12,448	$9,325	$20	$—	$21,893

 Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$41,136	$136,929	$110,932	$(180)	$(63,197)	$225,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(40,778)	(326,859)	344,103	140	63,197	39,803

Net cash (used in) / provided by operations	358	(189,930)	455,035	(40)	—	265,423

Cash flows from investing activities
Additions to oil and gas properties	—	—	(474,619)	—	—	(474,619)
Net adjustments to purchase price of properties acquired	—	—	15,709	—	—	15,709
Proceeds from sales of assets	—	—	448	—	—	448
Acquisition of other property, plant and equipment	—	—	(1,683)	—	—	(1,683)
Current period settlements of matured derivative contracts	—	(3,654)	—	—	—	(3,654)
Change in restricted cash	—	—	(104)	—	—	(104)

Net cash (used in) / provided by investing	—	(3,654)	(460,249)	—	—	(463,903)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	170,000	—	—	—	170,000
Repayment under long-term debt	—	(468,000)	—	—	—	(468,000)
Proceeds from senior notes	—	500,000	—	—	—	500,000
Purchases of treasury stock	(358)	—	—	—	—	(358)
Payment of debt issuance costs	—	(13,416)	—	—	—	(13,416)
Net cash (used in) / provided by financing	(358)	188,584	—	—	—	188,226

Net increase (decrease) in cash	—	(5,000)	(5,214)	(40)	—	(10,254)
Cash
Beginning of period	100	6,000	17,650	70	—	23,820

End of period	$100	$1,000	$12,436	$30	$—	$13,566

 Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(in thousands of dollars)	JEI (Parent)	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,186)	$(37,047)	$58,705	$(467)	$3,400	$22,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,286	(189,393)	315,942	733	(3,400)	126,168

Net cash (used in) / provided by operations	100	(226,440)	374,647	266	—	148,573

Cash flows from investing activities
Investment in subsidiary	(172,481)	—	—	—	172,481	—
Additions to oil and gas properties	—	—	(197,618)	—	—	(197,618)
Acquisitions of properties	—	—	(178,173)	—	—	(178,173)
Proceeds from sales of assets	—	—	963	644	—	1,607
Acquisition of other property, plant and equipment	—	—	(724)	(910)	—	(1,634)
Current period settlements of matured derivative contracts	—	7,586	—	—	—	7,586
Change in restricted cash	—	—	(45)	—	—	(45)

Net cash (used in) / provided by investing	(172,481)	7,586	(375,597)	(266)	172,481	(368,277)

Cash flows from financing activities
Proceeds from investment in JEI	—	172,481	—	—	(172,481)	—
Proceeds from issuance of long-term debt	—	220,000	—	—	—	220,000
Repayment under long-term debt	—	(172,000)	—	—	—	(172,000)
Proceeds from sale of common stock	172,481	—	—	—	—	172,481
Payment of debt issuance costs	—	(683)	—	—	—	(683)

Net cash (used in) / provided by financing	172,481	219,798	—	—	(172,481)	219,798

Net increase (decrease) in cash	100	944	(950)	—	—	94
Cash
Beginning of period	—	5,056	18,600	70	—	23,726

End of period	$100	$6,000	$17,650	$70	$—	$23,820

Jones Energy, Inc.
Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Costs Incurred

        Costs incurred for oil and gas property acquisitions, exploration and development for the last three years are as follows:

(in thousands of dollars)	2015	2014	2013
Property acquisitions:
Unproved	$4,036	$20,030	$35,943
Proved	—	10,101	142,230
Exploration	6,551	3,453	16,125
Development	202,342	488,076	240,412

Total costs incurred(1)	$212,929	$521,660	$434,710

(1)
Excludes the impact of asset retirement costs.

Capitalized Costs

        Capitalized costs for our oil and gas properties consisted of the following at the end of each of the following years:

(in thousands of dollars)	2015	2014
Unproved properties	$75,308	$94,526
Proved properties	2,320,992	2,095,396

	2,396,300	2,189,922
Accumulated depletion and impairment	(760,534)	(551,062)

Net capitalized costs	$1,635,766	$1,638,860

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

        The following tables set forth the Company's total proved reserves and the changes in the Company's total proved reserves. These reserve estimates are based in part on reports prepared by Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie"), independent petroleum engineers, utilizing data compiled by us. In preparing its reports, Cawley Gillespie evaluated properties representing all of the Company's proved reserves at December 31, 2015, 2014 and 2013. The Company's proved reserves are located onshore in the United States. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with production history. Accordingly, these estimates are subject to change as additional information becomes available. Proved reserves are the estimated quantities of natural gas, natural gas liquids and oil that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in future years from known oil and natural gas reservoirs under existing economic conditions, operating methods and government regulations at the end of the respective years. Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)
Estimated Proved Reserves
December 31, 2012	12,540	34,746	228,080	85,300
Extensions and discoveries	3,786	5,710	39,799	16,129
Production	(1,557)	(1,724)	(17,575)	(6,210)
Purchases of minerals in place	3,275	4,418	35,023	13,530
Sales of minerals in place	—	—	583	97
Revisions of previous estimates	(1,356)	(10,235)	(49,262)	(19,801)

December 31, 2013	16,688	32,915	236,648	89,045
Extensions and discoveries	9,295	8,675	59,248	27,844
Production	(2,475)	(2,345)	(21,922)	(8,474)
Purchases of minerals in place	3,180	3,073	22,943	10,077
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	995	(3,448)	(4,640)	(3,226)

December 31, 2014	27,683	38,870	292,277	115,266
Extensions and discoveries	1,793	1,691	11,793	5,450
Production	(2,582)	(2,618)	(23,839)	(9,174)
Purchases of minerals in place	—	—	—	—
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(1,486)	(5,294)	(18,635)	(9,885)

December 31, 2015	25,408	32,649	261,596	101,657

(1)
Barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or natural gas liquids.

        For the year ended December 31, 2015, the Company added 5,450 MBoe through extensions, which represent the conversion of unproved reserves to proved reserves as a result of our drilling activity during the year. There were no discoveries of proved reserves. The Company's estimated proved reserves were reduced by current year production of 9,174 MBoe. No purchases or sales of minerals in place occurred during the year ended December 31, 2015.

        For the year ended December 31, 2015, the Company had net negative revisions of 9,885 MBoe, of which 56,330 MBoe was related to commodity pricing. The remaining net positive revisions of 46,445 MBoe were primarily related to reduced future development costs and production performance improvements.

        For the year ended December 31, 2014, the Company added 27,844 MBoe through extensions, which represent the conversion of unproved reserves to proved reserves as a result of our continued drilling activity throughout the year. There were no discoveries of proved reserves. The Company's estimated proved reserves were reduced by current year production of 8,474 MBoe. The Company added 10,077 MBoe through the purchases of minerals in place. Purchases were primarily related to leasing in the Anadarko basin with associated Cleveland proved reserves. No sales of minerals in place occurred during the year ended December 31, 2014.

        For the year ended December 31, 2014, the Company had net negative revisions of 3,226 MBoe, of which 3,534 MBoe was related to production performance in the Woodford basin. The remaining net positive revisions of 308 MBoe were primarily related to production performance in the Cleveland basin and other changes.

        For the year ended December 31, 2013, the Company added 16,129 MBoe through extensions, which represent the conversion of unproved reserves to proved reserves as a result of our continued drilling activity throughout the year. There were no discoveries of proved reserves. The Company's estimated proved reserves were reduced by current year production of 6,210 MBoe. The Company added 13,530 MBoe through the purchases of minerals in place. Purchases were primarily related to properties from the Sabine acquisition. The Company's estimated proved reserves were reduced by the sales of minerals in place. Sales were primarily related to remaining properties in the Barnett Shale.

        For the year ended December 31, 2013, the Company had net negative revisions of 19,801 MBoe, of which 15,518 MBoe was related to the expiration of the Company's JDA with Southridge. The remaining net negative revisions of 4,283 MBoe were due to a combination of production performance in the Cleveland and Woodford, prices and other changes.

	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)
Estimated Proved Reserves
December 31, 2013
Proved developed	7,129	19,101	139,623	49,501
Proved undeveloped	9,559	13,814	97,025	39,544

Total proved reserves	16,688	32,915	236,648	89,045

December 31, 2014
Proved developed	10,773	22,555	160,877	60,141
Proved undeveloped	16,910	16,315	131,400	55,125

Total proved reserves	27,683	38,870	292,277	115,266

December 31, 2015
Proved developed	11,032	19,670	169,651	58,977
Proved undeveloped	14,376	12,980	91,945	42,680

Total proved reserves	25,408	32,649	261,596	101,657

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

        Under the standardized measure, future cash inflows were estimated by using the average of the historical unweighted first-day-of-the-month prices of oil and natural gas for the prior twelve month periods ended December 31, 2015, 2014 and 2013. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development and production costs based on year-end costs in order to arrive at net cash flows. Use of a 10% discount rate, first-day-of-the-month prices and year-end costs are required by ASC 932.

        In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

        The standardized measure of discounted future net cash flows from the Company's estimated proved oil and natural gas reserves follows:

(in thousands of dollars)	2015	2014	2013
Future cash inflows	$2,373,971	$5,038,212	$3,213,718
Less related future:
Production costs	(821,773)	(1,216,184)	(734,974)
Development costs	(483,060)	(939,652)	(549,343)
Income tax expense	(31,537)	(199,727)	(129,497)

Future net cash flows	1,037,601	2,682,649	1,799,904
10% annual discount for estimated timing of cash flows	(572,821)	(1,294,553)	(859,395)

Standardized measure of discounted future net cash flows	$464,780	$1,388,096	$940,509

        A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved natural gas and crude oil reserves follows:

(in thousands of dollars)	2015	2014	2013
Balance, beginning of period	$1,388,096	$940,509	$782,020
Net change in sales and transfer prices, net of production expenses	(1,063,248)	98,647	77,280
Changes in estimated future development costs	96,408	(96,245)	(9,706)
Sales and transfers of oil and gas produced during the period	(176,301)	(382,202)	(224,739)
Net change due to extensions and discoveries	6,236	442,340	239,844
Net change due to purchases of minerals in place	—	118,562	149,619
Net change due to sales of minerals in place	—	—	(337)
Net change due to revisions in quantity estimates	(153,689)	43,032	(168,438)
Previously estimated development costs incurred during the period	143,560	163,739	110,783
Net change in income taxes	108,409	(36,514)	(76,965)
Accretion of discount	120,047	94,051	59,621
Other	(4,738)	2,177	1,527

Balance, end of period	$464,780	$1,388,096	$940,509

Supplemental Quarterly Financial Information (Unaudited)

        Following is a summary of the Company's results of operations by quarter for the years ended December 31, 2015, 2014 and 2013.

	2015
(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$58,096	$53,917	$47,152	$38,234	$197,399
Operating income (loss)	(21,838)	(23,531)	(32,393)	(28,708)	(106,470)
Net income (loss)	5,696	(51,180)	34,842	1,565	(9,077)
Net income (loss) attributable to non-controlling interests	3,508	(32,737)	21,604	929	(6,696)
Net income (loss) attributable to controlling interests	2,188	(18,443)	13,238	636	(2,381)
Basic earnings per share	$0.12	$(0.66)	$0.44	$0.02	$(0.09)
Diluted earnings per share	$0.12	$(0.66)	$0.44	$0.02	$(0.09)

	2014
(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$98,244	$106,390	$100,346	$75,617	$380,597
Operating income	34,017	36,114	26,231	12,264	108,626
Net income (loss)	7,708	(11,454)	50,025	179,343	225,620
Net income (loss) attributable to non-controlling interests	6,339	(9,397)	40,893	146,649	184,484
Net income (loss) attributable to controlling interests	1,369	(2,057)	9,132	32,692	41,136
Basic earnings per share	$0.11	$(0.16)	$0.73	$2.60	$3.28
Diluted earnings per share	$0.11	$(0.16)	$0.73	$2.60	$3.28

	2013
(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$55,480	$64,526	$68,851	$70,312	$259,169
Operating income	18,047	20,251	12,095	5,359	55,752
Net income (loss)	(1,452)	48,417	(15,483)	(9,077)	22,405
Net income (loss) attributable to non-controlling interests			(14,623)	(7,751)	24,591
Net loss attributable to controlling interests			(860)	(1,326)	(2,186)
Basic earnings (loss) per share			$(0.07)	$(0.10)	$(0.17)
Diluted earnings (loss) per share			$(0.07)	$(0.10)	$(0.17)