Form 10-Q
period 2016-09-30
Jones Energy, Inc.
filed 2016-11-04
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On October 28, 2016, the Registrant had 57,009,550 shares of Class A common stock outstanding and 29,832,098 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report specifically include the expectations of plans, strategies, objectives and anticipated financial and operating results of the Company, including guidance regarding the timing and location of our anticipated drilling and completion activity, including with respect to the recently acquired acreage in the Merge, our ability to increase capital spending in connection with leasing, our ability to mitigate commodity price risk through our hedging program, our revised 2016 capital expenditure program, our ability to maintain compliance with our debt covenants, JEH’s obligations to pay cash distributions, and our ability to successfully execute our 2016 development plan and guidance for the remaining quarter and full year 2016. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company, which may cause actual results to differ materially from those implied or expressed by the forward-looking statements. These include, but are not limited to, changes in prices for oil, natural gas liquids, and natural gas prices, weather, including its impact on oil and natural gas demand and weather-related delays on operations, the amount, nature and timing of planned capital expenditures, availability and method of funding acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, customers’ elections to reject ethane and include it as part of the natural gas stream, ability to fund our 2016 capital expenditure budget, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting the Company’s business and other important factors that could cause actual results to differ materially from those projected as described in the Company’s reports filed with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands of dollars)	2016	2015
Assets
Current assets
Cash	$24,041	$21,893
Accounts receivable, net
Oil and gas sales	20,720	19,292
Joint interest owners	4,880	11,314
Other	10,015	15,170
Commodity derivative assets	48,784	124,207
Other current assets	2,603	2,298
Total current assets	111,043	194,174
Oil and gas properties, net, at cost under the successful efforts method	1,742,165	1,635,766
Other property, plant and equipment, net	3,186	3,873
Commodity derivative assets	50,469	93,302
Other assets	6,406	8,039
Total assets	$1,913,269	$1,935,154
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$27,328	$7,467
Oil and gas sales payable	26,445	32,408
Accrued liabilities	28,793	27,011
Commodity derivative liabilities	1,618	11
Asset retirement obligations	679	679
Total current liabilities	84,863	67,576
Long-term debt	688,432	837,654
Deferred revenue	9,589	11,417
Commodity derivative liabilities	526	—
Asset retirement obligations	27,452	20,301
Liability under tax receivable agreement	43,212	38,052
Other liabilities	656	330
Deferred tax liabilities	16,070	22,972
Total liabilities	870,800	998,302
Commitments and contingencies (Note 14)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at September 30, 2016 and no shares issued and outstanding at December 31, 2015	88,743	—
Stockholders' equity
Class A common stock, $0.001 par value; 56,991,824 shares issued and 56,969,222 shares outstanding at September 30, 2016 and 30,573,509 shares issued and 30,550,907 shares outstanding at December 31, 2015	57	31
Class B common stock, $0.001 par value; 29,872,426 shares issued and outstanding at September 30, 2016 and 31,273,130 shares issued and outstanding at December 31, 2015	30	31
Treasury stock, at cost: 22,602 shares at September 30, 2016 and December 31, 2015	(358)	(358)
Additional paid-in-capital	447,400	363,723
Retained (deficit) / earnings	21,617	36,569
Stockholders' equity	468,746	399,996
Non-controlling interest	484,980	536,856
Total stockholders’ equity	953,726	936,852
Total liabilities and stockholders' equity	$1,913,269	$1,935,154

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars except per share data)	2016	2015	2016	2015
Operating revenues
Oil and gas sales	$32,582	$46,499	$86,060	$156,955
Other revenues	771	653	2,295	2,210
Total operating revenues	33,353	47,152	88,355	159,165
Operating costs and expenses
Lease operating	7,865	8,872	24,027	32,930
Production and ad valorem taxes	1,733	2,513	5,061	9,292
Exploration	998	5,556	1,237	6,184
Depletion, depreciation and amortization	36,550	52,766	116,449	156,151
Accretion of ARO liability	323	210	913	610
General and administrative	6,448	9,628	22,078	27,572
Other operating	—	—	—	4,188
Total operating expenses	53,917	79,545	169,765	236,927
Operating income (loss)	(20,564)	(32,393)	(81,410)	(77,762)
Other income (expense)
Interest expense	(12,792)	(16,722)	(40,397)	(47,553)
Gain on debt extinguishment	—	—	99,530	—
Net gain (loss) on commodity derivatives	4,014	90,483	(18,769)	111,714
Other income (expense)	364	(7)	251	(1,631)
Other income (expense), net	(8,414)	73,754	40,615	62,530
Income (loss) before income tax	(28,978)	41,361	(40,795)	(15,232)
Income tax provision (benefit)	(6,549)	6,519	(8,234)	(4,590)
Net income (loss)	(22,429)	34,842	(32,561)	(10,642)
Net income (loss) attributable to non-controlling interests	(12,576)	21,604	(18,374)	(7,625)
Net income (loss) attributable to controlling interests	$(9,853)	$13,238	$(14,187)	$(3,017)
Dividends and accretion on preferred stock	(765)	—	(765)	—
Net income (loss) attributable to common shareholders	$(10,618)	$13,238	$(14,952)	$(3,017)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.26)	$0.44	$(0.44)	$(0.12)
Diluted - Net income (loss) attributable to common shareholders	$(0.26)	$0.44	$(0.44)	$(0.12)

Weighted average shares outstanding:
Basic	41,375	30,432	34,300	25,591
Diluted	41,375	30,432	34,300	25,591

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2015	30,551	$31	31,273	$31	23	$(358)	$363,723	$36,569	$536,856	$936,852
Stock-compensation expense	—	—	—	—	—	—	5,269	—	—	5,269
Vested restricted shares	369	—	—	—	—	—	—	—	—	—
Distributions from partnership (Cash tax distribution)	—	—	—	—	—	—	—	—	(10,109)	(10,109)
Sale of common stock	24,648	25	—	—	—	—	65,523	—	—	65,548
Exchange of Class B shares for Class A shares	1,401	1	(1,401)	(1)	—	—	12,885	—	(23,393)	(10,508)
Preferred dividends on redeemable non-controlling interest	—	—	—	—	—	—	—	(716)	—	(716)
Accretion of redeemable non-controlling interest	—	—	—	—	—	—	—	(49)	—	(49)
Net income (loss)	—	—	—	—	—	—	—	(14,187)	(18,374)	(32,561)
Balance at September 30, 2016	56,969	$57	29,872	$30	23	$(358)	$447,400	$21,617	$484,980	$953,726

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities
Net income (loss)	$(32,561)	$(10,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	116,449	156,151
Exploration (dry hole and lease abandonment)	945	5,250
Accretion of ARO liability	913	610
Amortization of debt issuance costs	3,083	3,379
Stock compensation expense	5,269	5,287
Deferred and other non-cash compensation expense	614	326
Amortization of deferred revenue	(1,828)	(1,521)
(Gain) loss on commodity derivatives	18,769	(111,714)
(Gain) loss on sales of assets	(68)	(10)
(Gain) on debt extinguishment	(99,530)	—
Deferred income tax provision	(11,824)	(4,590)
Other - net	805	1,178
Changes in operating assets and liabilities
Accounts receivable	8,964	54,244
Other assets	(466)	719
Accrued interest expense	(1,050)	9,577
Accounts payable and accrued liabilities	6,425	(19,185)
Net cash provided by operations	14,909	89,059
Cash flows from investing activities
Additions to oil and gas properties	(210,878)	(280,528)
Proceeds from sales of assets	74	37
Acquisition of other property, plant and equipment	(194)	(1,034)
Current period settlements of matured derivative contracts	106,151	103,858
Net cash (used in) investing	(104,847)	(177,667)
Cash flows from financing activities
Proceeds from issuance of long-term debt	75,000	75,000
Repayment under long-term debt	(42,000)	(335,000)
Proceeds from senior notes	—	236,475
Purchase of senior notes	(84,589)	—
Payment of debt issuance costs	—	(1,514)
Net distributions paid to JEH unitholders	(10,109)	—
Proceeds from sale of common stock	65,548	122,779
Proceeds from sale of preferred stock	88,236	—
Net cash provided by financing	92,086	97,740
Net increase (decrease) in cash	2,148	9,132
Cash
Beginning of period	21,893	13,566
End of period	$24,041	$22,698
Supplemental disclosure of cash flow information
Cash paid for interest	$38,380	$34,594
Change in accrued additions to oil and gas properties	9,031	(94,552)
Asset retirement obligations incurred, including changes in estimate	6,785	1,370

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the owners of JEH prior to the Company’s initial public offering (“IPO”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of September 30, 2016, the Company held 56,969,222 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 29,872,426 JEH Units are held by the Pre-IPO Owners. The Pre-IPO Owners have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

The Company’s certificate of incorporation also authorizes the Board of Directors of the Company to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by the Board of Directors of the Company and may differ from those of any and all other series at any time outstanding.

On August 25, 2016, the Company issued 1.84 million shares of its 8.0% Series A Perpetual Convertible preferred stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering at $50 per share, for gross proceeds of approximately $92 million, before underwriting discounts and commissions of $3.68 million. See Note 11, “Stockholders’ and Mezzanine equity”.

Description of Business

The Company is engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States. The Company’s assets are located within the Western Anadarko, Eastern Anadarko and Arkoma basins of Texas and Oklahoma, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

2.        Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2015 and the financial statements reported for September 30, 2016 and 2015 and the three and nine month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements for the periods ending September 30, 2016 and 2015 have been prepared in accordance with GAAP accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

There have been no significant changes in our use of estimates since those reported in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Adopted in the current year-to-date period:

In January 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This ASU removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net of tax presentation will no longer be allowed. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU No. 2015-01 beginning in the period ended March 31, 2016. Adoption did not have a material impact on the financial position, cash flows or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs.” Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. Adoption of this ASU will be applied retrospectively. In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU No. 2015-03 beginning with the period ended March 31, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $10.3 million from Other assets to Long-term debt in the Consolidated Balance Sheet for the period ended December 31, 2015. Adoption did not have a material impact on the financial position, cash flows or results of operations.

To be adopted in a future period:

In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers,” which creates a new topic in the Accounting Standards Codification (“ASC”), topic 606, “Revenue from Contracts with Customers.” This ASU sets forth a five‑step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015‑14, which deferred the effective date of ASU 2014‑09 by one year. The amendments are now effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of Update 2014‑09 and Update 2015‑14 will have on our financial statements.

In February 2016, the FASB issued ASU 2016‑02, “Leases” (Topic 842). This amendment requires, among other things, that lessees recognize the following for all leases (with the exception of short‑term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

In March 2016, the FASB issued ASU 2016‑09, “Compensation—Stock Compensation” (Topic 718). This amendment is intended to simplify the accounting for share-based payment awards to employees, specifically in regard to (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on our financial statements.

3.        Acquisitions

Merge Acquisition

On August 18, 2016, JEH entered into a definitive purchase and sale agreement with SCOOP Energy Company, LLC, an Oklahoma limited liability company, to acquire oil and gas properties located in the Merge area of the STACK/SCOOP (the “Merge”) play in Central Oklahoma (the “Merge Acquisition”). The oil and gas properties acquired in the Merge Acquisition principally consist of approximately 18,000 undeveloped net acres in Canadian, Grady and McClain Counties, Oklahoma. The Company closed the Merge Acquisition on September 22, 2016, for cash consideration of approximately $136.5 million, subject to customary post-closing adjustments. This transaction has been accounted for as an asset acquisition. The Company used proceeds from our equity offerings to fund the purchase. See Note 11, “Stockholders’ and Mezzanine equity”.

Anadarko Acquisition

On August 3, 2016, JEH LLC entered into a definitive agreement to acquire producing and undeveloped oil and gas assets in the Western Anadarko Basin (the “Anadarko Acquisition”) for $27.1 million, subject to customary closing adjustments. The assets acquired in the Anadarko Acquisition included interests in 174 wells, 59% of which were operated by the company, and approximately 25,000 net acres in Lipscomb and Ochiltree Counties in the Texas Panhandle, subject to reductions for exercised preferential purchase rights and failures to obtain required consents. The Company closed the Anadarko Acquisition on August 25, 2016, at which time, the acquired acreage was producing approximately 900 barrels of oil equivalent per day. This transaction was accounted for as a business combination. The Company allocated the entire purchase price of $27.1 million to “Oil and gas properties,” based on the respective fair values of the assets acquired. The Anadarko Acquisition did not result in a significant impact to net income and as such, pro forma financial information was not included. The Company funded the Anadarko Acquisition with cash on hand.

4.        Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands of dollars)	2016	2015
Mineral interests in properties
Unproved	$205,589	$75,308
Proved	1,060,465	1,031,669
Wells and equipment and related facilities	1,353,160	1,289,323
	2,619,214	2,396,300
Less: Accumulated depletion and impairment	(877,049)	(760,534)
Net oil and gas properties	$1,742,165	$1,635,766

One exploratory well was drilled during the nine months ended September 30, 2016, for which associated costs of $1.2 million were capitalized. There were no exploratory wells drilled during the nine months ended September 30, 2015 and, as such, no associated costs were capitalized. No exploratory wells resulted in exploration expense during either year.

The Company did not capitalize any interest during the nine months ended September 30, 2016 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $36.3 million and $115.6 million for the three and nine months ended September 30, 2016, respectively, and $52.5 million and $155.3 million for the three and nine months ended September 30, 2015, respectively.

Due to recent fluctuations in forward commodity prices, the Company continued to monitor its proved and unproved properties for impairment as of September 30, 2016, and no impairment charges were recorded in the quarter.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands of dollars)	2016	2015
Leasehold improvements	$1,213	$1,260
Furniture, fixtures, computers and software	4,124	4,090
Vehicles	1,606	1,537
Aircraft	910	910
Other	284	247
	8,137	8,044
Less: Accumulated depreciation and amortization	(4,951)	(4,171)
Net other property, plant and equipment	$3,186	$3,873

Depreciation and amortization of other property, plant and equipment amounted to $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

5.        Long-Term Debt

Long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

(in thousands of dollars)	September 30, 2016	December 31, 2015
Revolver	$143,000	$110,000
2022 Notes	409,148	500,000
2023 Notes	150,000	250,000
Total principal amount	702,148	860,000
Less: unamortized discount	(6,494)	(12,088)
Less: debt issuance costs, net	(7,222)	(10,258)
Total carrying amount	$688,432	$837,654

Senior Unsecured Notes

On April 1, 2014, JEH and Jones Energy Finance Corp., JEH’s wholly owned subsidiary formed for the sole purpose of co-issuing certain of JEH’s debt (collectively, the “Issuers”), sold $500.0 million in aggregate principal amount of the Issuers’ 6.75% senior notes due 2022 (the “2022 Notes”). The Company used the net proceeds from the issuance of the 2022 Notes to repay all outstanding borrowings under the Term Loan (as defined below) ($160.0 million), a portion of the outstanding borrowings under the Revolver (as defined below) ($308.0 million) and for working capital and general corporate purposes. The Company subsequently terminated the Term Loan in accordance with its terms. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014. The 2022 Notes were registered in March 2015.

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

During the nine months ended September 30, 2016, through several open market and privately negotiated purchases, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes. As of September 30, 2016, the Company had purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million for the nine months ended September 30, 2016, on a pre-tax basis. This income is recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws.

The 2022 Notes and 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of its significant subsidiaries other than the new subsidiary formed to acquire the properties in the Merge Acquisition, which is required to become a guarantor no later than January 31, 2017. The 2022 Notes and 2023 Notes will be senior in right of payment to any future subordinated indebtedness of the Issuers.

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

As of September 30, 2016, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Other Long-Term Debt

The Company entered into two credit agreements dated December 31, 2009, with Wells Fargo Bank N.A, the Senior Secured Revolving Credit Facility (the “Revolver”) and the Second Lien Term Loan (the “Term Loan”). On April 1, 2014, the Term Loan was repaid in full and terminated in connection with the issuance of the 2022 Notes. On November 6, 2014, the Company amended the Revolver to, among other things, extend the maturity date of the Revolver to November 6, 2019. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The borrowing base on the Revolver was subsequently adjusted to $562.5 million in accordance with its terms as a result of the issuance of the 2023 Notes in February 2015 and was reaffirmed at this level effective April 1, 2015. Effective October 8, 2015, the borrowing base was reduced to $510.0 million during the semi-annual borrowing base re-determination.

On August 1, 2016, the Company entered into an amendment to the Revolver to, among other things (i) require that the Company's deposit accounts and securities accounts (subject to certain exclusions) become subject to control agreements, (ii) restrict the Company from borrowing or receiving Letters of Credit under the Revolver if the Company has, or, after giving effect to such borrowing or issuance of Letter of Credit, will have, a Consolidated Cash Balance (as defined in the Revolver) in excess of $30.0 million (in each case giving effect to the anticipated use of proceeds thereof) and (iii) set the borrowing base under the Revolver at $425.0 million. The borrowing base was reaffirmed at this level during the semi-annual borrowing base re-determination effective October 24, 2016.

The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base, which limits the amount of borrowings which may be drawn thereunder. The borrowing base will be re-determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our revolving credit facility exceeding the borrowing base, we will be required to repay the deficiency within a short period of time.

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the three and nine months ended September 30, 2016, the average interest rates under the Revolver were 2.29% and 2.38%, respectively, on average outstanding balances of $184.5 million and $170.9 million, respectively. For the three and nine months ended September 30, 2015, the average interest rates under the Revolver were 2.31% and 2.40%, respectively, on average outstanding balances of $100.0 million and $156.7 million, respectively.

Total interest and commitment fees under the Revolver were $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $4.0 million for the three and nine months ended September 30, 2015, respectively.

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

As of September 30, 2016, our total leverage ratio is approximately 3.3x and our current ratio is approximately 4.1x, as calculated based on the requirements in our covenants. We are in compliance with all terms of our Revolver at September 30, 2016.

6.        Derivative Instruments and Hedging Activities

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

The following tables summarize our hedging positions as of September 30, 2016 and December 31, 2015:

Hedging Positions

	September 30, 2016
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$41.59	$90.50	$65.43	June 2019
	Offset exercise price	$34.70	$49.00	46.04
	Net barrels per month	—	156,000	93,333
Natural gas swaps	Exercise price	$2.25	$5.25	$3.71	June 2019
	Offset exercise price	$2.34	$3.02	$2.83
	Net mmbtu per month	—	1,470,000	1,018,182
Basis swaps	Contract differential	$(0.30)	$(0.15)	$(0.18)	December 2016
	mmbtu per month	1,190,000	1,220,000	1,203,333
Natural gas liquids swaps	Exercise price	$8.90	$78.86	$25.43	December 2017
	Barrels per month	110,000	126,000	116,467
Oil collars	Puts (floors)	$45.00	$50.00	$48.46	December 2019
	Calls (ceilings)	$56.60	$61.00	59.62
	Net barrels per month	65,000	65,000	65,000

	December 31, 2015
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$54.53	$100.87	$79.16	June 2019
	Barrels per month	54,000	194,000	97,119
Natural gas swaps	Exercise price	$3.22	$6.45	$4.25	June 2019
	mmbtu per month	700,000	1,640,000	1,042,857
Basis swaps	Contract differential	$(0.39)	$(0.11)	$(0.18)	December 2016
	mmbtu per month	1,190,000	1,730,000	1,360,833
Natural gas liquids swaps	Exercise price	$8.90	$95.24	$32.62	December 2017
	Barrels per month	2,000	112,000	51,792

The Company recognized net gains on derivative instruments of $4.0 million and net losses of $18.8 million for the three and nine months ended September 30, 2016, respectively. The Company recognized net gains on derivative instruments of $90.5 million and $111.7 million for the three and nine months ended September 30, 2015, respectively.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. In early 2016, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially leaves the underlying production open to fluctuations in market prices. Based on current contract terms, the gains will be recognized as the hedge contracts mature in 2018 and 2019. Information related to these purchased oil and natural gas swap contracts is presented in the table above as the “offset exercise price”, and the volumes in the table above are presented “net” of such purchased oil and natural gas swap contracts.

Offsetting Assets and Liabilities

As of September 30, 2016, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
September 30, 2016
Commodity derivative contracts
Assets	$119,012	$(19,759)	$99,253	$—	$99,253
Liabilities	(21,903)	19,759	(2,144)	—	(2,144)
December 31, 2015
Commodity derivative contracts
Assets	$218,036	$(527)	$217,509	$—	$217,509
Liabilities	(538)	527	(11)	—	(11)

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

The financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	September 30, 2016
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets (1)	$—	$49,168	$(384)	$48,784
Long-term assets (1)	—	51,189	(720)	50,469
Current liabilities	—	1,563	55	1,618
Long-term liabilities	—	526	—	526

(in thousands of dollars)	December 31, 2015
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$122,779	$1,428	$124,207
Long-term assets	—	93,302	—	93,302
Current liabilities	—	11	—	11
Long-term liabilities	—	—	—	—

(1)

Level 3 current assets are negative as a result of the netting of our commodity derivative reflected on our Consolidated Balance Sheet as of September 30, 2016. Our agreements include set-off provisions, as noted in Note 6, “Derivative Instruments and Hedging Activities - Offsetting Assets and Liabilities”.

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of September 30, 2016:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(562)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$8.90 - $25.20 per barrel
Crude oil collars	$(597)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the nine months ended September 30, 2016. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

(in thousands of dollars)
Balance at December 31, 2015, net	$1,428
Purchases	(3,339)
Settlements	(667)
Transfers to Level 2	2,363
Transfers to Level 3	—
Changes in fair value	(944)
Balance at September 30, 2016, net	$(1,159)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	September 30, 2016		December 31, 2015
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$143,000	$143,000	$110,000	$110,000
2022 Notes	409,148	352,121	500,000	260,000
2023 Notes	150,000	142,032	250,000	153,283

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

8.        Asset Retirement Obligations

A summary of the Company’s Asset Retirement Obligations (“ARO”) for the nine months ended September 30, 2016 is as follows:

(in thousands of dollars)
Balance at December 31, 2015	$20,980
Liabilities incurred (1)	6,736
Accretion of ARO liability	913
Liabilities settled due to sale of related properties	(446)
Liabilities settled due to plugging and abandonment	(101)
Change in estimate	49
Total ARO balance at September 30, 2016	28,131
Less: Current portion of ARO	(679)
Total long-term ARO at September 30, 2016	$27,452

(1)	Includes $6.4 million related to wells acquired in the Anadarko Acquisition. See Note 3, “Acquisitions”.

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

The following table summarizes information related to the vesting of Management Units as of September 30, 2016:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2015	189,355	$15.00
Granted	40,630	15.00
Forfeited	(40,630)	15.00
Vested	(98,593)	15.00
Unvested at September 30, 2016	90,762	$15.00

Stock compensation expense associated with the Management Units was $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of September 30, 2016:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2015	757,245	$11.65
Granted	941,010	3.99
Forfeited	(194,258)	9.96
Vested	(229,388)	11.75
Unvested at September 30, 2016	1,274,609	$6.24

Stock compensation expense associated with the employee restricted stock unit awards was $1.0 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Share Unit Awards

The Company has outstanding performance share unit awards granted to certain members of the senior management team of the Company under the LTIP. Prior to the second quarter of 2016, the performance share unit awards were described in the Company’s filings as performance unit awards. During the second quarter of 2016, the Company created a new class of equity award, described below as a performance unit award, that is settled in cash rather than shares of the Company’s Class A common stock. As a result, references to performance unit awards in the Company’s filings prior to the second quarter of 2016 refer to this description of performance share unit awards.

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

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the performance share unit awards granted during the nine months ended September 30, 2016:

Forecast period (years)	2.60
Risk-free interest rate	1.00%
Jones stock price volatility	71.47%

For the performance share units granted during the nine months ended September 30, 2016, the Monte Carlo simulation model resulted in approximately 69% of performance share units expected to be earned.

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of September 30, 2016:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2015	539,188	$14.22
Granted	551,252	4.75
Forfeited	(55,235)	13.27
Vested	—	—
Unvested at September 30, 2016	1,035,205	$9.23

Stock compensation expense associated with the performance share unit awards was $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The Company has outstanding performance unit awards, granted initially in 2016, to certain members of the senior management team of the Company under the LTIP. References to performance unit awards in prior filings do not correspond to these newly created performance unit awards. Upon the completion of the applicable three-year performance period, each recipient may vest in a number of performance units. The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.0 to $200.0 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined using a Monte Carlo simulation model, as of the grant date, which results in an estimated final value upon vesting of $1.3 million. The fair value measured as of September 30, 2016 was the same as the grant date value of $1.3 million.

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the performance unit awards granted during the nine months ended September 30, 2016:

Forecast period (years)	2.60
Risk-free interest rate	1.00%
Jones stock price volatility	71.47%

For the performance units granted during the nine months ended September 30, 2016, the Monte Carlo simulation model resulted in a payout of $67.38 per performance unit was expected to be earned as of the grant date.

Stock compensation expense associated with the performance unit awards was $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of September 30, 2016, $1.1 million of unrecognized compensation expense related to the performance unit awards, subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period, is expected to be recognized over the remaining weighted-average service period of 2.25 years.

Restricted Stock Awards

The Company has outstanding restricted stock awards granted to the non-employee members of the Board of Directors of the Company under the LTIP. The restricted stock will vest upon the director serving as a director of the Company for a one-year service period in accordance with the terms of the award. The fair value of the awards was based on the price of the Company’s Class A common stock on the date of grant.

The following table summarizes information related to the total value of the awards to the Board of Directors as of September 30, 2016:

		Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2015	67,380	$7.30
Granted	139,825	4.00
Forfeited	—	—
Vested	(67,380)	7.30
Unvested at September 30, 2016	139,825	$4.00

Stock compensation expense associated with awards to the members of the Board of Directors was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

10.       Income Taxes

The Company records federal and state income tax liabilities associated with its status as a corporation. The Company recognizes a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

The Company’s effective tax rate was 22.6% and 20.2% for the three and nine months ended September 30, 2016, respectively and 15.8% and 30.1% for the three and nine months ended September 30, 2015, respectively. The effective rate differs from the statutory rate of 35% due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, and other permanent differences between book and tax accounting.

The Company had an income tax benefit of $6.5 million and $8.2 million for the three and nine months ended September 30, 2016, respectively, and an expense of $6.5 million and a benefit of $4.6 million for the three and nine months ended September 30, 2015, respectively.

The following table summarizes information related to the allocation of the income tax provision between the controlling and non-controlling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Jones Energy, Inc.	$(6,254)	$7,157	$(7,900)	$(3,195)
Non-controlling interest	(295)	(638)	(334)	(1,395)
Income tax provision (benefit)	$(6,549)	$6,519	$(8,234)	$(4,590)

The Company had deferred tax assets for its federal and state net operating loss carry forwards at September 30, 2016 recorded in its deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2016, we have a valuation allowance of $2.7 million as a result of management’s assessment of the realizability of deferred tax assets in Oklahoma. Management believes that there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization of substantially all other tax carryforwards.

Tax Receivable Agreement

As of September 30, 2016 and December 31, 2015 the Company had recorded a Tax Receivable Agreement (“TRA”) liability of $43.2 million and $38.1 million net of valuation allowance, respectively, for the estimated payments that will be made to the pre-IPO members who have exchanged JEH Units (and shares of Class B common stock) for shares of Class A common stock. Such exchanges generated tax basis increases leading to deferred tax assets as of September 30, 2016 and December 31, 2015 of $50.6 million and $44.8 million, respectively, net of valuation allowance. The amount of the TRA liability was increased by $5.3 million and $5.5 million during the three and nine months ended September 30, 2016, respectively, as a result of exchanges that have occurred year to date. During the three and nine months ended September 30, 2016 the TRA liability increase has been offset by $0.1 and $0.3 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. Of the change, during the three and nine months ended September 30, 2016, $0.3 million and $0.4 million, respectively, has been included in other income (expense) on the Company’s Consolidated Statement of Operations with the remainder recorded against equity. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of September 30, 2016, the Company had not made any payments under the TRA to pre-IPO members who have exchanged JEH Units and Class B common stock for Class A common stock.

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

A Special Committee of the Board of Directors comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions of $20.0 million to its unitholders towards its total 2016 projected tax distribution obligation. The distributions were made with respect to the first and second quarters of 2016, pro-rata to all members of JEH, and included a $9.9 million payment to the Company. The 2016 tax distributions are the result of taxable income generated by our operations and debt extinguishment.

11.      Stockholders’ and Mezzanine equity

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

The Company has classified the Series A preferred stock as mezzanine equity based upon the terms and conditions that contain various redemption and conversion features. For a description of these features, please see below under “—Offering of 8.0% Series A Perpetual Convertible Preferred Stock.”

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

During the nine months ended September 30, 2016, the Company sold approximately 0.5 million Class A Shares under the Equity Distribution Agreement for net proceeds of approximately $1.8 million ($2.1 million gross proceeds, net of approximately $0.3 million in commissions and professional services expenses). The Company used the net proceeds for general corporate purposes. At September 30, 2016, approximately $70.9 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

Offering of Class A Common Stock

On August 19, 2016, the Company and JEH LLC entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the underwriters named therein (the “Common Stock Underwriters”), with respect to the offer and sale of 21,000,000 shares of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”). The Common Stock Underwriting Agreement also provided the Common Stock Underwriters an option (the “Common Stock Option”) to purchase an additional 3,150,000 shares of Class A Common Stock (the “Additional Offering”) within 30 days of the date of the Common Stock Underwriting Agreement. On September 7, 2016, the Underwriters exercised the Common Stock Option in full. The total net proceeds from the offering of Class A Common Stock (after underwriters’ compensation, but before estimated expenses) pursuant to the Common Stock Underwriting Agreement, including the exercise of the Common Stock Option, was $64.0 million. The Class A Common Stock was issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-211568), which became effective July 26, 2016, and a prospectus, which consists of a base prospectus, dated as of July 26, 2016, and a prospectus supplement, dated August 19, 2016. The closing of the sale of Class A Common Stock occurred on August 26, 2016 and the Additional Offering closed on September 12, 2016.

Offering of 8.0% Series A Perpetual Convertible Preferred Stock

On August 19, 2016, the Company and JEH LLC entered into an underwriting agreement (the “Preferred Stock Underwriting Agreement”) with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (the “Preferred Stock Underwriters”) with respect to the offer and sale of 1,600,000 shares of the Series A preferred stock. The Preferred Stock Underwriting Agreement also provided the Preferred Stock Underwriters an option (the “Preferred Stock Option”) to purchase an additional 240,000 shares of Series A preferred stock, which was exercised in full. The total net proceeds from the offering of Series A preferred stock (after underwriters’ compensation, but before estimated expenses) pursuant to the Preferred Stock Underwriting Agreement, including the exercise of the Preferred Stock Option, was $88.3 million. The Series A preferred stock was issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-211568), which became effective July 26, 2016, and an additional registration statement with respect thereto on Form S-3 (Registration No. 333-213201) filed under Rule 462(b) of the Act, which became effective upon filing on August 19, 2016. The closing of the sale of Series A preferred stock occurred on August 26, 2016.

Holders of Series A preferred stock are entitled to receive, when as and if declared by the Company’s Board of Directors, cumulative dividends at the rate of 8.0% per annum (the “dividend rate”) per share on the $50.00 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on November 15, 2016. Dividends may be paid in cash or, subject to certain limitations, in Class A common stock, or a combination thereof.

Under the terms of the Series A preferred stock, the Company’s ability to declare or pay dividends or make distributions on, or purchase, redeem or otherwise acquire for consideration, shares of the Company’s Class A common stock, or any junior stock or parity stock currently outstanding or issued in the future, will be subject to certain restrictions in the event that the Company does not pay in full or declare and set aside for payment in full all accrued and unpaid dividends on the Series A preferred stock (including certain unpaid excess cash payment amounts excused from payment as a dividend due to restrictions in credit facilities or other indebtedness or legal requirements (“Unpaid Excess Cash Payment Amounts”)).

Each share of Series A preferred stock has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time, initially into approximately 15.6961 shares of Class A common stock (which is equivalent to an initial conversion price of approximately $3.19 per share), subject to specified adjustments and limitations as set forth in the certificate of designations for the Series A preferred stock. Based on the initial conversion rate and the full exercise of the Preferred Stock Underwriters’ over-allotment option, approximately 28.9 million shares of Class A common stock would be issuable upon conversion of all the Series A preferred stock.

On or after August 15, 2021, the Company may, at its option, give notice of its election to cause all outstanding shares of Series A preferred stock to be automatically converted into shares of Class A common stock at the conversion rate, if the closing sale price of the Class A common stock equals or exceeds 175% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.

On August 15, 2024 (the “designated redemption date”), each holder of Series A preferred stock may require us to redeem any or all Series A preferred stock held by such holder outstanding on the designated redemption date at a redemption price equal to a liquidation preference of $50.00 per share plus all accrued dividends on the shares up to but excluding the designated redemption date that have not been paid plus any Unpaid Excess Cash Payment Amounts (the “redemption price”). At our option, the redemption price may be paid in cash or, subject to certain limitations, in Class A common stock, or a combination thereof.

Except as required by law or the Company’s certificate of incorporation, which includes the certificate of designations for the Series A preferred stock, the holders of Series A preferred stock have no voting rights (other than with respect to certain matters regarding the Series A preferred stock or when dividends payable on the Series A preferred stock have not been paid for an aggregate of six quarterly dividend periods, or more, whether or not consecutive, as provided in the certificate of designations for the Series A preferred stock).

The Series A preferred stock is classified as mezzanine equity on the Company’s Consolidated Balance Sheet.

Mezzanine equity consisted of the following at September 30, 2016:

(in thousands of dollars)	September 30, 2016
Series A preferred stock, at issuance	$87,978
Dividends on preferred stock	716
Accretion on preferred stock	49
Mezzanine equity at September 30, 2016	$88,743

12.      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of nonvested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three and nine months ending September 30, 2016, 1,274,611 restricted stock units, 1,035,205 performance share units, and 28,880,824 shares from the convertible Class A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A Common Stock outstanding and EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Income (numerator):
Net income (loss) attributable to controlling interests	$(9,853)	$13,238	$(14,187)	$(3,017)
Less: Dividends and accretion on preferred stock	(765)	—	(765)	—
Net income (loss) attributable to common shareholder	$(10,618)	$13,238	$(14,952)	$(3,017)
Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	41,375	30,432	34,300	25,591
Weighted-average number of shares of Class A common stock - diluted	41,375	30,432	34,300	25,591
Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.26)	$0.44	$(0.44)	$(0.12)
Diluted - Net income (loss) attributable to common shareholders	$(0.26)	$0.44	$(0.44)	$(0.12)

The sum of the quarterly earnings (loss) per share amounts differ from the total earnings (loss) per share for the nine months ended September 30, 2016 due to the change in weighted-average shares outstanding.

13.      Related Parties

Related Party Transactions

Transactions with Our Executive Officers, Directors and 5% Stockholders

On May 7, 2013, the Company entered into a natural gas sale and purchase agreement with Monarch Natural Gas, LLC, (“Monarch”), under which Monarch has the first right to gather the natural gas the Company produces from dedicated properties, process the NGLs from this natural gas production and market the processed natural gas and extracted NGLs. Effective May 1, 2015, the rights to gather natural gas under the sale and purchase agreement transferred from Monarch to Enable Midstream Partners LP (“Enable”), an unaffiliated third party. Therefore, no related party revenue relating to natural gas and NGL production was recognized during 2016 associated with the aforementioned agreement. The initial term of the agreement, which remains unchanged by the transfer to Enable, runs for 10 years from the effective date of September 1, 2013.

At the time the Company entered into the 2013 Monarch agreement, Metalmark Capital owned approximately 81% of the outstanding equity interests of Monarch. In addition, Metalmark Capital beneficially owns in excess of five percent of the Company’s outstanding equity interests and two of our directors, Howard I. Hoffen and Gregory D. Myers, are managing directors of Metalmark Capital.

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. The Company amortized $0.6 million and $1.8 million, respectively, of the deferred revenue balance during the three and nine months ended September 30, 2016 and $0.5 million and $1.5 million, respectively, during the three and nine months ended September 30, 2015. This revenue is included in other revenues on the Company’s Consolidated Statement of Operations.

In September 2014, the Company signed a 10 year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $0.7 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, associated with the approximately 0.3 MMBoe and 1.0 MMBoe of oil production transported under the agreement. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third parties, after passing through the gathering and transportation system.

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

14.      Commitments and Contingencies

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

In an action filed on June 12, 2015 in the 31st District Court of Hemphill County, Texas, Donna Kim Flowers and Mitchell Kirk Flowers v. Jones Energy, LLC f/k/a Jones Energy Limited, LLC f/k/a Jones Energy, Ltd. (Case No. 7225), the Company was sued by Donna Kim Flowers and Mitchell Kirk Flowers (the “plaintiffs”). The plaintiffs own surface rights to property located in Hemphill County, Texas. The mineral rights are leased to third parties, and the Company is the operator of the Oil and Gas Mineral Lease. On May 28, 2010, the plaintiffs and the Company entered into a Surface Use Agreement concerning the Company’s fracking operations on the property, which require the Company to minimize disruption and damage to the plaintiffs’ surface rights. The plaintiffs allege that the Company is in breach of such contract, and seek monetary damages. In June 2016, the Company presented a settlement offer to the plaintiffs. As a result of this settlement offer, the Company has accrued $1.5 million related to its estimated obligation under this settlement offer. This accrual was included in accrued liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2016, and the charge was recorded as general and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2016. However, no certainty exists that a settlement will be reached or if so, the amount of any such settlement. Therefore, the ultimate loss could be greater or less than the amount accrued. In the event the plaintiffs and the Company are not able to reach a settlement, a court date has been set for May 30, 2017.

15.      Subsequent Events

Preferred Stock Dividend Declared

On October 18, 2016, the Company’s Board of Directors declared a prorated quarterly cash dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or approximately $0.8777778 per share, on the Company’s 8.0% Series A Perpetual Convertible Preferred Stock. This dividend is prorated for the period beginning on the issue date of August 26, 2016 through November 14, 2016 and will be payable in cash on November 15, 2016 to shareholders of record as of November 1, 2016.

Borrowing Base Redetermination

Availability under the Revolver is subject to a borrowing base. The borrowing base is re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Our borrowing base at September 30, 2016 was $425.0 million. The borrowing base was reaffirmed at this level during the semi-annual borrowing base re-determination effective October 24, 2016.

16.      Subsidiary Guarantors

On April 1, 2014, the Issuers sold $500.0 million in aggregate principal amount of the 2022 Notes. On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of the 2023 Notes.

The 2022 Notes and the 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of JEH’s current subsidiaries (except Jones Energy Finance Corp., two immaterial subsidiaries and the new subsidiary formed to acquire the properties in the Merge Acquisition, which is required to become a guarantor no later than January 31, 2017) and certain future subsidiaries, including any future subsidiaries that guarantee any indebtedness under the Revolver. Each subsidiary guarantor is 100% owned by JEH, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2022 Notes and 2023 Notes, as discussed below, and joint and several with all other subsidiary guarantees and the parent guarantee. Any subsidiaries of JEH other than the subsidiary guarantors and Jones Energy Finance Corp. are immaterial.

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

As of September 30, 2016, the Company held 56,969,222 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 29,872,426 JEH Units are held by a group of investors that owned interests in JEH prior to the Company’s IPO (the “Pre-IPO Owners”). The Pre-IPO Owners have no voting rights with respect to their economic interest in JEH.

The Company has two classes of common stock, Class A common stock, which was sold to investors in the IPO, and Class B common stock, and one series of preferred stock, Series A preferred stock. Pursuant to the Company’s certificate of incorporation, each share of Class A common stock is entitled to one vote per share, and the shares of Class A common stock are entitled to 100% of the economic interests in the Company. Each share of Class B common stock has no economic rights in the Company, but entitles its holder to one vote on all matters to be voted on by the Company’s stockholders generally. Except as required by law or the Company’s certificate of incorporation, which includes the certificate of designations for the Series A preferred stock, the holders of Series A preferred stock have no voting rights (other than with respect to certain matters regarding the Series A preferred stock or when dividends payable on the Series A preferred stock have not been paid for an aggregate of six quarterly dividend periods, or more, whether or not consecutive, as provided in the certificate of designations for the Series A preferred stock).

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

The Pre-IPO Owners have the right, pursuant to the terms of an exchange agreement by and among the Company, JEH and each of the Pre-IPO Owners (the “Exchange Agreement”), to exchange their JEH Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. As a result, the Company expects that over time the Company will have an increasing economic interest in JEH as Class B common stock and JEH Units are exchanged for Class A common stock. Moreover, any transfers of JEH Units outside of the Exchange Agreement (other than permitted transfers to affiliates) must be approved by the Company. The Company intends to retain full voting and management control over JEH.

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$15,015	$8,503	$503	$20	$—	$24,041
Accounts receivable, net
Oil and gas sales	—	—	20,720	—	—	20,720
Joint interest owners	—	—	4,880	—	—	4,880
Other	—	9,912	103	—	—	10,015
Commodity derivative assets	—	48,784	—	—	—	48,784
Other current assets	—	531	2,072	—	—	2,603
Intercompany receivable	13,815	1,139,451	—	—	(1,153,266)	—
Total current assets	28,830	1,207,181	28,278	20	(1,153,266)	111,043
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,604,716	137,449	—	1,742,165
Other property, plant and equipment, net	—	—	2,545	641	—	3,186
Commodity derivative assets	—	50,469	—	—	—	50,469
Other assets	—	5,666	740	—	—	6,406
Investment in subsidiaries	589,523	—	—	—	(589,523)	—
Total assets	$618,353	$1,263,316	$1,636,279	$138,110	$(1,742,789)	$1,913,269
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$469	$53	$26,806	$—	$—	$27,328
Oil and gas sales payable	—	—	26,445	—	—	26,445
Accrued liabilities	3,608	14,735	10,450	—	—	28,793
Commodity derivative liabilities	—	1,618	—	—	—	1,618
Asset retirement obligations	—	—	679	—	—	679
Intercompany payable	—	—	1,399,870	140,092	(1,539,962)	—
Total current liabilities	4,077	16,406	1,464,250	140,092	(1,539,962)	84,863
Long-term debt	—	688,432	—	—	—	688,432
Deferred revenue	—	9,589	—	—	—	9,589
Commodity derivative liabilities	—	526	—	—	—	526
Asset retirement obligations	—	—	27,452	—	—	27,452
Liability under tax receivable agreement	43,212	—	—	—	—	43,212
Other liabilities	—	168	488	—	—	656
Deferred tax liabilities	13,575	2,495	—	—	—	16,070
Total liabilities	60,864	717,616	1,492,190	140,092	(1,539,962)	870,800
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at September 30, 2016	88,743	—	—	—	—	88,743
Stockholders’/ members' equity
Members' equity	—	545,700	144,089	(1,982)	(687,807)	—
Class A common stock, $0.001 par value; 56,991,824 shares issued and 56,969,222 shares outstanding at September 30, 2016	57	—	—	—	—	57
Class B common stock, $0.001 par value; 29,872,426 shares issued and outstanding at September 30, 2016	30	—	—	—	—	30
Treasury stock, at cost: 22,602 shares at September 30, 2016	(358)	—	—	—	—	(358)
Additional paid-in-capital	447,400	—	—	—	—	447,400
Retained earnings (deficit)	21,617	—	—	—	—	21,617
Stockholders' equity	468,746	545,700	144,089	(1,982)	(687,807)	468,746
Non-controlling interest	—	—	—	—	484,980	484,980
Total stockholders’ equity	468,746	545,700	144,089	(1,982)	(202,827)	953,726
Total liabilities and stockholders’ equity	$618,353	$1,263,316	$1,636,279	$138,110	$(1,742,789)	$1,913,269

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2015

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$100	$12,448	$9,325	$20	$—	$21,893
Accounts receivable, net
Oil and gas sales	—	—	19,292	—	—	19,292
Joint interest owners	—	—	11,314	—	—	11,314
Other	—	14,444	726	—	—	15,170
Commodity derivative assets	—	124,207	—	—	—	124,207
Other current assets	—	444	1,854	—	—	2,298
Intercompany receivable	12,866	1,161,997	—	—	(1,174,863)	—
Total current assets	12,966	1,313,540	42,511	20	(1,174,863)	194,174
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,635,766	—	—	1,635,766
Other property, plant and equipment, net	—	—	3,168	705	—	3,873
Commodity derivative assets	—	93,302	—	—	—	93,302
Other assets	—	7,456	583	—	—	8,039
Investment in subsidiaries	444,362	—	—	—	(444,362)	—
Total assets	$457,328	$1,414,298	$1,682,028	$725	$(1,619,225)	$1,935,154
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$388	$7,079	$—	$—	$7,467
Oil and gas sales payable	—	—	32,408	—	—	32,408
Accrued liabilities	—	15,741	11,270	—	—	27,011
Commodity derivative liabilities	—	11	—	—	—	11
Asset retirement obligations	—	—	679	—	—	679
Intercompany payable	—	—	1,391,838	2,434	(1,394,272)	—
Total current liabilities	—	16,140	1,443,274	2,434	(1,394,272)	67,576
Long-term debt	—	837,654	—	—	—	837,654
Deferred revenue	—	11,417	—	—	—	11,417
Asset retirement obligations	—	—	20,301	—	—	20,301
Liability under tax receivable agreement	38,052	—	—	—	—	38,052
Other liabilities	—	—	330	—	—	330
Deferred tax liabilities	19,280	3,692	—	—	—	22,972
Total liabilities	57,332	868,903	1,463,905	2,434	(1,394,272)	998,302
Stockholders’/ members' equity
Members' equity	—	545,395	218,123	(1,709)	(761,809)	—
Class A common stock, $0.001 par value; 30,573,509 shares issued and 30,550,907 shares outstanding at December 31, 2015	31	—	—	—	—	31
Class B common stock, $0.001 par value; 31,273,130 shares issued and outstanding at December 31, 2015	31	—	—	—	—	31
Treasury stock, at cost: 22,602 shares at December 31, 2015	(358)	—	—	—	—	(358)
Additional paid-in-capital	363,723	—	—	—	—	363,723
Retained earnings (deficit)	36,569	—	—	—	—	36,569
Stockholders' equity	399,996	545,395	218,123	(1,709)	(761,809)	399,996
Non-controlling interest	—	—	—	—	536,856	536,856
Total stockholders’ equity	399,996	545,395	218,123	(1,709)	(224,953)	936,852
Total liabilities and stockholders’ equity	$457,328	$1,414,298	$1,682,028	$725	$(1,619,225)	$1,935,154

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$32,582	$—	$—	$32,582
Other revenues	—	587	184	—	—	771
Total operating revenues	—	587	32,766	—	—	33,353
Operating costs and expenses
Lease operating	—	—	7,865	—	—	7,865
Production and ad valorem taxes	—	—	1,733	—	—	1,733
Exploration	—	—	998	—	—	998
Depletion, depreciation and amortization	—	—	36,527	23	—	36,550
Accretion of ARO liability	—	—	323	—	—	323
General and administrative	—	2,928	3,476	44	—	6,448
Total operating expenses	—	2,928	50,922	67	—	53,917
Operating income (loss)	—	(2,341)	(18,156)	(67)	—	(20,564)
Other income (expense)
Interest expense	—	(12,652)	(140)	—	—	(12,792)
Net gain (loss) on commodity derivatives	—	4,014	—	—	—	4,014
Other income (expense)	261	(25)	128	—	—	364
Other income (expense), net	261	(8,663)	(12)	—	—	(8,414)
Income (loss) before income tax	261	(11,004)	(18,168)	(67)	—	(28,978)
Equity interest in income	(15,999)	—	—	—	15,999	—
Income tax provision (benefit)	(5,885)	(664)	—	—	—	(6,549)
Net income (loss)	(9,853)	(10,340)	(18,168)	(67)	15,999	(22,429)
Net income (loss) attributable to non-controlling interests					(12,576)	(12,576)
Net income (loss) attributable to controlling interests	$(9,853)	$—	$—	$—	$—	$(9,853)
Dividends and accretion on preferred stock	(765)	—	—	—	—	(765)
Net income (loss) attributable to common shareholders	$(10,618)	$—	$—	$—	$—	$(10,618)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$86,060	$—	$—	$86,060
Other revenues	—	1,828	467	—	—	2,295
Total operating revenues	—	1,828	86,527	—	—	88,355
Operating costs and expenses
Lease operating	—	—	24,027	—	—	24,027
Production and ad valorem taxes	—	—	5,061	—	—	5,061
Exploration	—	—	1,237	—	—	1,237
Depletion, depreciation and amortization	—	—	116,385	64	—	116,449
Accretion of ARO liability	—	—	913	—	—	913
General and administrative	—	8,782	13,087	209	—	22,078
Total operating expenses	—	8,782	160,710	273	—	169,765
Operating income (loss)	—	(6,954)	(74,183)	(273)	—	(81,410)
Other income (expense)
Interest expense	—	(40,417)	20	—	—	(40,397)
Gain on debt extinguishment	—	99,530	—	—	—	99,530
Net gain (loss) on commodity derivatives	—	(18,769)	—	—	—	(18,769)
Other income (expense)	423	(298)	126	—	—	251
Other income (expense), net	423	40,046	146	—	—	40,615
Income (loss) before income tax	423	33,092	(74,037)	(273)	—	(40,795)
Equity interest in income	(22,130)	—	—	—	22,130	—
Income tax provision (benefit)	(7,520)	(714)	—	—	—	(8,234)
Net income (loss)	(14,187)	33,806	(74,037)	(273)	22,130	(32,561)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(18,374)	(18,374)
Net income (loss) attributable to controlling interests	$(14,187)	$—	$—	$—	$—	$(14,187)
Dividends and accretion on preferred stock	(765)	—	—	—	—	(765)
Net income (loss) attributable to common shareholders	$(14,952)	$—	$—	$—	$—	$(14,952)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2015

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$46,499	$—	$—	$46,499
Other revenues	—	493	160	—	—	653
Total operating revenues	—	493	46,659	—	—	47,152
Operating costs and expenses
Lease operating	—	—	8,872	—	—	8,872
Production and ad valorem taxes	—	—	2,513	—	—	2,513
Exploration	—	—	5,556	—	—	5,556
Depletion, depreciation and amortization	—	—	52,743	23	—	52,766
Accretion of ARO liability	—	—	210	—	—	210
General and administrative	—	6,730	2,853	45	—	9,628
Total operating expenses	—	6,730	72,747	68	—	79,545
Operating income (loss)	—	(6,237)	(26,088)	(68)	—	(32,393)
Other income (expense)
Interest expense	—	(16,533)	(189)	—	—	(16,722)
Net gain (loss) on commodity derivatives	—	90,483	—	—	—	90,483
Other income (expense)	—	(23)	16	—	—	(7)
Other income (expense), net	—	73,927	(173)	—	—	73,754
Income (loss) before income tax	—	67,690	(26,261)	(68)	—	41,361
Equity interest in income	20,509	—	—	—	(20,509)	—
Income tax provision (benefit)	7,271	(752)	—	—	—	6,519
Net income (loss)	13,238	68,442	(26,261)	(68)	(20,509)	34,842
Net income (loss) attributable to non-controlling interests	—	—	—	—	21,604	21,604
Net income (loss) attributable to controlling interests	$13,238	$—	$—	$—	$—	$13,238

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2015

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$156,955	$—	$—	$156,955
Other revenues	—	1,521	689	—	—	2,210
Total operating revenues	—	1,521	157,644	—	—	159,165
Operating costs and expenses
Lease operating	—	—	32,930	—	—	32,930
Production and ad valorem taxes	—	—	9,292	—	—	9,292
Exploration	—	—	6,184	—	—	6,184
Depletion, depreciation and amortization	—	—	156,083	68	—	156,151
Accretion of ARO liability	—	—	610	—	—	610
General and administrative	—	9,715	17,765	92	—	27,572
Other operating	—	—	4,188	—	—	4,188
Total operating expenses	—	9,715	227,052	160	—	236,927
Operating income (loss)	—	(8,194)	(69,408)	(160)	—	(77,762)
Other income (expense)
Interest expense	—	(46,681)	(872)	—	—	(47,553)
Net gain (loss) on commodity derivatives	—	111,714	—	—	—	111,714
Other income (expense)	—	(2,324)	693	—	—	(1,631)
Other income (expense), net	—	62,709	(179)	—	—	62,530
Income (loss) before income tax	—	54,515	(69,587)	(160)	—	(15,232)
Equity interest in income	(5,587)	—	—	—	5,587	—
Income tax provision (benefit)	(2,570)	(2,020)	—	—	—	(4,590)
Net income (loss)	(3,017)	56,535	(69,587)	(160)	5,587	(10,642)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(7,625)	(7,625)
Net income (loss) attributable to controlling interests	$(3,017)	$—	$—	$—	$—	$(3,017)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(14,187)	$33,806	$(74,037)	$(273)	$22,130	$(32,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(134,592)	(72,294)	276,076	410	(22,130)	47,470
Net cash (used in) / provided by operations	(148,779)	(38,488)	202,039	137	—	14,909
Cash flows from investing activities
Additions to oil and gas properties	—	—	(210,741)	(137)	—	(210,878)
Proceeds from sales of assets	—	—	74	—	—	74
Acquisition of other property, plant and equipment	—	—	(194)	—	—	(194)
Current period settlements of matured derivative contracts	—	106,151	—	—	—	106,151
Net cash (used in) / provided by investing	—	106,151	(210,861)	(137)	—	(104,847)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Repayment under long-term debt	—	(42,000)	—	—	—	(42,000)
Purchase of senior notes	—	(84,589)	—	—	—	(84,589)
Net distributions paid to JEH unitholders	9,910	(20,019)	—	—	—	(10,109)
Proceeds from sale of common stock	65,548	—	—	—	—	65,548
Proceeds from sale of preferred stock	88,236	—	—	—	—	88,236
Net cash (used in) / provided by financing	163,694	(71,608)	—	—	—	92,086
Net increase (decrease) in cash	14,915	(3,945)	(8,822)	—	—	2,148
Cash
Beginning of period	100	12,448	9,325	20	—	21,893
End of period	$15,015	$8,503	$503	$20	$—	$24,041

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,017)	$56,535	$(69,587)	$(160)	$5,587	$(10,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(119,762)	(133,068)	357,958	160	(5,587)	99,701
Net cash (used in) / provided by operations	(122,779)	(76,533)	288,371	—	—	89,059
Cash flows from investing activities
Additions to oil and gas properties	—	—	(280,528)	—	—	(280,528)
Proceeds from sales of assets	—	—	37	—	—	37
Acquisition of other property, plant and equipment	—	—	(1,034)	—	—	(1,034)
Current period settlements of matured derivative contracts	—	103,858		—	—	103,858
Net cash (used in) / provided by investing	—	103,858	(281,525)	—	—	(177,667)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Repayment under long-term debt	—	(335,000)	—	—	—	(335,000)
Proceeds from senior notes	—	236,475	—	—	—	236,475
Payment of debt issuance costs	—	(1,514)	—	—	—	(1,514)
Proceeds from sale of common stock, net of expense	122,779	—	—	—	—	122,779
Net cash (used in) / provided by financing	122,779	(25,039)	—	—	—	97,740
Net increase (decrease) in cash	—	2,286	6,846	—	—	9,132
Cash						—
Beginning of period	100	1,000	12,436	30	—	13,566
End of period	$100	$3,286	$19,282	$30	$—	$22,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 9, 2016 with the Securities and Exchange Commission, as well as the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report and in our quarterly report for the quarter ended March 31, 2016, filed on May 6, 2016 with the Securities and Exchange Commission and our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed on August 5, 2016 with the Securities and Exchange Commission. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled over 850 total wells as operator, including over 675 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within three distinct areas in the Texas Panhandle and Oklahoma:

•	the Western Anadarko Basin—targeting the liquids rich Cleveland, Granite Wash, Tonkawa and Marmaton formations;

•	Merge area of the STACK/SCOOP (the “Merge”) in the Eastern Anadarko Basin—targeting the liquids rich Woodford shale and Sycamore formations; and

•	the Arkoma Basin—targeting the Woodford shale formation.

We seek to optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we are recognized as one of the lowest cost drilling and completion operators in the Cleveland and Woodford shale formations.

Third Quarter and Year-to-Date 2016 Highlights:

•	Average daily net production for the third quarter of 2016 of 18.6 MBoe/d

•	Completed two acquisitions in the third quarter of 2016, including transformative $136.5 million Merge Acquisition and bolt-on $26.3 million (net of closing adjustments) Anadarko Acquisition

•	Raised $152.3 million in net proceeds from common stock and convertible preferred stock issuance

•	Expect to deploy first rig on the properties acquired in the Merge Acquisition in December 2016

•	Increasing full year 2016 capital guidance to $110.0 million, primarily due to higher average working interest associated with Cleveland development program and expected Merge leasing

•	Borrowing base maintained at $425.0 million as a result of fall redetermination

•	Net loss for the third quarter of 2016 of $22.4 million and EBITDAX of $46.8 million

Acquisitions

Merge Acquisition

On August 18, 2016, JEH entered into a definitive purchase and sale agreement with SCOOP Energy Company, LLC, an Oklahoma limited liability company, to acquire oil and gas properties located in the Merge area of the STACK/SCOOP (the “Merge”) play in Central Oklahoma (the “Merge Acquisition”). The oil and gas properties to be acquired in the Merge Acquisition principally consist of approximately 18,000 undeveloped net acres in Canadian, Grady and McClain Counties, Oklahoma. The Company closed the Merge Acquisition on September 22, 2016, for a closing price of approximately $136.5 million, subject to customary post-closing adjustments. The Company used proceeds from our equity offerings to fund the purchase.

Anadarko Acquisition

On August 3, 2016, JEH LLC entered into a definitive agreement to acquire producing and undeveloped oil and gas assets in the Western Anadarko Basin (the “Anadarko Acquisition”) for $27.1 million, subject to customary closing adjustments. The assets acquired in the Anadarko Acquisition included interests in 174 wells, 59% of which were operated by the company, and approximately 25,000 net acres in Lipscomb and Ochiltree Counties in the Texas Panhandle, subject to reductions for exercised preferential purchase rights and failures to obtain required consents. The Company closed the Anadarko Acquisition on August 25, 2016, at which time, the acquired acreage was producing approximately 900 barrels of oil equivalent per day. The Company funded the Anadarko Acquisition with cash on hand.

Updated Capital Expenditures Outlook

During the third quarter of 2016, the Company spent $29.3 million on capital expenditures excluding acquisitions, of which $28.4 million was drilling and completion capital and the remainder was related to maintenance capital and spending on non-operated wells, bringing total year-to-date 2016 capital expenditures excluding acquisitions to $53.1 million. The Company spent $163.6 million on acquisitions in the third quarter, bringing total capital expenditures including acquisitions for the third quarter of 2016 to $192.9 million and year-to-date capital expenditures including acquisitions to $216.7 million. The $163.6 million in capital spent on acquisitions includes the $136.5 million Merge Acquisition and the $26.3 million Anadarko Acquisition, which were both completed in the third quarter of 2016. On November 3, 2016, the Company announced a further revised 2016 capital expenditures program, increasing full year 2016 guidance (excluding acquisitions) to $110.0 million primarily due to higher average working interest associated with Cleveland development program and expected Merge leasing.

Results of Operations

The following table sets forth selected financial data of Jones Energy, Inc. for the periods indicated.

(in thousands of dollars except for	Three Months Ended September 30,			Nine Months Ended September 30,
production, sales price and average cost data)	2016	2015	Change	2016	2015	Change
Revenues:
Oil	$15,817	$26,926	$(11,109)	$45,239	$93,591	$(48,352)
Natural gas	9,580	11,822	(2,242)	21,237	36,925	(15,688)
NGLs	7,185	7,751	(566)	19,584	26,439	(6,855)
Total oil and gas	32,582	46,499	(13,917)	86,060	156,955	(70,895)
Other	771	653	118	2,295	2,210	85
Total operating revenues	33,353	47,152	(13,799)	88,355	159,165	(70,810)
Costs and expenses:
Lease operating	7,865	8,872	(1,007)	24,027	32,930	(8,903)
Production and ad valorem taxes	1,733	2,513	(780)	5,061	9,292	(4,231)
Exploration	998	5,556	(4,558)	1,237	6,184	(4,947)
Depletion, depreciation and amortization	36,550	52,766	(16,216)	116,449	156,151	(39,702)
Accretion of ARO liability	323	210	113	913	610	303
General and administrative	6,448	9,628	(3,180)	22,078	27,572	(5,494)
Other operating	—	—	—	—	4,188	(4,188)
Total costs and expenses	53,917	79,545	(25,628)	169,765	236,927	(67,162)
Operating income (loss)	(20,564)	(32,393)	11,829	(81,410)	(77,762)	(3,648)
Other income (expenses):
Interest expense	(12,792)	(16,722)	3,930	(40,397)	(47,553)	7,156
Gain on debt extinguishment	—	—	—	99,530	—	99,530
Net gain (loss) on commodity derivatives	4,014	90,483	(86,469)	(18,769)	111,714	(130,483)
Other income/(expense)	364	(7)	371	251	(1,631)	1,882
Total other income (expense)	(8,414)	73,754	(82,168)	40,615	62,530	(21,915)
Income (loss) before income tax	(28,978)	41,361	(70,339)	(40,795)	(15,232)	(25,563)
Income tax provision (benefit)	(6,549)	6,519	(13,068)	(8,234)	(4,590)	(3,644)
Net income (loss)	(22,429)	34,842	(57,271)	(32,561)	(10,642)	(21,919)
Net income (loss) attributable to non-controlling interests	(12,576)	21,604	(34,180)	(18,374)	(7,625)	(10,749)
Net income (loss) attributable to controlling interests	$(9,853)	$13,238	$(23,091)	$(14,187)	$(3,017)	$(11,170)
Dividends and accretion on preferred stock	(765)	—	(765)	(765)	—	(765)
Net income (loss) attributable to common shareholders	$(10,618)	$13,238	$(23,856)	$(14,952)	$(3,017)	$(11,935)

Net production volumes:
Oil (MBbls)	396	630	(234)	1,271	2,030	(759)
Natural gas (MMcf)	4,602	6,069	(1,467)	14,130	18,172	(4,042)
NGLs (MBbls)	549	682	(133)	1,633	1,946	(313)
Total (MBoe)	1,712	2,324	(612)	5,259	7,005	(1,746)
Average net (Boe/d)	18,609	25,261	(6,652)	19,193	25,659	(6,466)
Average sales price, unhedged:
Oil (per Bbl), unhedged	$39.94	$42.74	$(2.80)	$35.59	$46.10	$(10.51)
Natural gas (per Mcf), unhedged	2.08	1.95	0.13	1.50	2.03	(0.53)
NGLs (per Bbl), unhedged	13.09	11.37	1.72	11.99	13.59	(1.60)
Combined (per Boe), unhedged	19.03	20.01	(0.98)	16.36	22.41	(6.05)
Average sales price, hedged:
Oil (per Bbl), hedged	$87.34	$78.64	$8.70	$86.26	$75.19	$11.07
Natural gas (per Mcf), hedged	3.46	3.24	0.22	3.51	3.37	0.14
NGLs (per Bbl), hedged	17.54	24.28	(6.74)	17.40	26.21	(8.81)
Combined (per Boe), hedged	35.12	36.91	(1.79)	35.69	37.82	(2.13)
Average costs (per BOE):
Lease operating	$4.59	$3.82	$0.77	$4.57	$4.70	$(0.13)
Production and ad valorem taxes	1.01	1.08	(0.07)	0.96	1.33	(0.37)
Depletion, depreciation and amortization	21.35	22.70	(1.35)	22.14	22.29	(0.15)
General and administrative	3.77	4.14	(0.37)	4.20	3.94	0.26

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Reconciliation of EBITDAX to net income
Net income (loss)	$(22,429)	$34,842	$(32,561)	$(10,642)
Interest expense	12,068	15,924	38,186	45,187
Exploration expense	998	5,556	1,237	6,184
Income taxes	(6,549)	6,519	(8,234)	(4,590)
Amortization of deferred financing costs	724	798	2,211	2,366
Depreciation and depletion	36,550	52,766	116,449	156,151
Accretion of ARO liability	323	210	913	610
Reduction of TRA liability	(260)	—	(422)	—
Other non-cash charges	116	418	1,227	1,178
Stock compensation expense	2,185	2,039	5,269	5,287
Deferred and other non-cash compensation expense	213	108	614	326
Net (gain) loss on derivative contracts	(4,014)	(90,483)	18,769	(111,714)
Current period settlements of matured derivative contracts	27,538	39,273	101,619	107,992
Amortization of deferred revenue	(587)	(493)	(1,828)	(1,521)
(Gain) loss on sale of assets	(69)	(16)	(68)	(10)
(Gain) on debt extinguishment	—	—	(99,530)	—
Stand-by rig costs	—	—	—	4,188
Financing expenses and other loan fees	25	22	298	2,323
EBITDAX	$46,832	$67,483	$144,149	$203,315

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

The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2016	2015	2016	2015
Net income (loss)	$(22,429)	$34,842	$(32,561)	$(10,642)
Net (gain) loss on derivative contracts	(4,014)	(90,483)	18,769	(111,714)
Current period settlements of matured derivative contracts	27,538	39,273	101,619	107,992
Exploration	998	5,556	1,237	6,184
Non-cash stock compensation expense	2,185	2,039	5,269	5,287
Deferred and other non-cash compensation expense	213	108	614	326
(Gain) on debt extinguishment	—	—	(99,530)	—
Stand-by rig costs	—	—	—	4,188
Financing expenses	—	—	—	2,250
Reduction of TRA liability	(260)	—	(422)	—
Tax impact of adjusting items (1)	(5,374)	7,039	(5,705)	(2,233)
Change in valuation allowance	106	—	498	—
Adjusted net income (loss)	(1,037)	(1,626)	(10,212)	1,638
Adjusted net income (loss) attributable to non-controlling interests	(1,074)	(828)	(6,640)	1,566
Adjusted net income (loss) attributable to controlling interests	37	(798)	(3,572)	72
Dividends and accretion on preferred stock	(765)	—	(765)	—
Adjusted net income (loss) attributable to common shareholders	$(728)	$(798)	$(4,337)	$72

Earnings per share (basic and diluted)	$(0.26)	$0.44	$(0.44)	$(0.12)
Net (gain) loss on derivative contracts	(0.06)	(1.47)	0.27	(1.89)
Current period settlements of matured derivative contracts	0.38	0.64	1.53	1.79
Exploration	0.01	0.09	0.02	0.11
Non-cash stock compensation expense	0.03	0.03	0.08	0.09
Deferred and other non-cash compensation expense	—	—	0.01	0.01
(Gain) on debt extinguishment	—	—	(1.43)	—
Stand-by rig costs	—	—	—	0.06
Financing expenses	—	—	—	0.03
Reduction of TRA liability	—	—	(0.01)	—
Tax impact of adjusting items (1)	(0.12)	0.24	(0.17)	(0.08)
Change in valuation allowance	—	—	0.01	—
Adjusted earnings per share (basic and diluted)	$(0.02)	$(0.03)	$(0.13)	$0.00

Weighted average shares outstanding:
Basic	41,375	30,432	34,300	25,591
Diluted	41,375	30,432	34,300	25,591
Effective tax rate on net income (loss) attributable to controlling interests	35.5%	39.7%	35.5%	39.7%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Operating revenues

Oil and gas sales. Oil and gas sales decreased $13.9 million, or 29.9%, to $32.6 million for the three months ended September 30, 2016, as compared to $46.5 million for the three months ended September 30, 2015. The decrease was attributable to the decline in production volumes ($14.1 million), which was offset by a slight increase in commodity prices ($0.2 million). The decrease in production volumes was driven by the temporary suspension of our drilling program. The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $42.74 per Bbl for the three months ended September 30, 2015 to $39.94 per Bbl for the three months ended September 30, 2016, or 6.6%. The average realized natural gas price, excluding the effects of commodity derivative instruments, increased from $1.95 per Mcf for the three months ended September 30, 2015 to $2.08 per Mcf for the three months ended September 30, 2016, or 6.7%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $11.37 per Bbl for the three months ended September 30, 2015 to $13.09 per Bbl for the three months ended September 30, 2016, or 15.1%. Average daily production decreased 26.3% to 18,609 Boe per day for the three months ended September 30, 2016 as compared to 25,261 Boe per day for the three months ended September 30, 2015.

Costs and expenses

Lease operating. Lease operating expenses decreased by $1.0 million, or 11.2%, to $7.9 million for the three months ended September 30, 2016, as compared to $8.9 million for the three months ended September 30, 2015. The decrease was principally attributable to reduction in post-completion costs driven by a temporary suspension of the drilling program, operational focus on reducing recurring operating expenses, such as optimizing the usage of compressors and rental equipment, and vendor price reductions. On a per unit basis, lease operating expenses increased $0.77 per Boe, or 20.2%, from $3.82 per Boe in the three months ended September 30, 2015 to $4.59 per Boe in the three months ended September 30, 2016.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $0.8 million, or 32.0%, to $1.7 million for the three months ended September 30, 2016, as compared to $2.5 million for the three months ended September 30, 2015. The decrease was driven by a $0.3 million (16.7%) reduction in production taxes, which decreased in conjunction with the 29.9% decrease in oil and gas revenue. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Additionally, estimated ad valorem taxes decreased $0.5 million from $0.7 million for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016, reflecting lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes increased from 4.0% for the three months ended September 30, 2015 to 4.7% for the three months ended September 30, 2016.

Exploration. Exploration expense decreased from $5.6 million for the three months ended September 30, 2015 to $1.0 million for the three months ended September 30, 2016. The Company recognized charges for lease abandonment of $0.9 million relating to certain leases that the Company decided during the third quarter of 2016 not to develop. No exploratory wells resulted in exploration expense during either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $16.2 million, or 30.7%, to $36.6 million for the three months ended September 30, 2016, as compared to $52.8 million for the three months ended September 30, 2015. The decrease was primarily the result of lower production caused by a reduction in capital spending driven by a temporary suspension of the drilling program. On a per unit basis, depletion expense decreased $1.35 per Boe or 5.9% from $22.70 per Boe for the three months ended September 30, 2015 as compared to $21.35 per Boe for the three months ended September 30, 2016.

General and administrative. General and administrative expenses decreased by $3.2 million, or 33.3%, to $6.4 million for the three months ended September 30, 2016, as compared to $9.6 million for the three months ended September 30, 2015. The decrease in general and administrative expense was primarily attributable to staff and other cost reductions. Non-cash compensation expense increased $0.3 million from $2.1 million for the three months ended September 30, 2015 to $2.4 million for the three months ended September 30, 2016. On a per unit basis, general and administrative expenses, excluding non-cash items, decreased from $3.04 per Boe for the three months ended September 30, 2015 to $2.30 per Boe for the three months ended September 30, 2016.

Interest expense. Interest expense decreased by $3.9 million, or 23.4%, to $12.8 million for three months ended September 30, 2016, as compared to $16.7 million for the three months ended September 30, 2015. The decrease was driven by a reduction in the outstanding balance of the 2022 Notes and the 2023 Notes as a result of our debt extinguishments. During the three months ended September 30, 2016, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.29%, 6.75% and 9.25%, respectively. Average outstanding balances for the three months ended September 30, 2016 were $184.5 million, $409.1 million and $150.0 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net gain of $4.0 million for the three months ended September 30, 2016, as compared to a net gain of $90.5 million for the three months ended September 30, 2015. The gain was primarily driven by lower average crude oil prices ($44.85 per barrel) for the three months ended September 30, 2016, as compared to the crude oil prices as of June 30, 2016 ($45.46 per barrel).

Other income (expense). Other income (expense) decreased by $0.4 million to net income of $0.4 million for the three months ended September 30, 2016, as compared to a net expense of less than $0.1 million for the three months ended September 30, 2015. Other income (expense) for the three months ended September 30, 2016 related to an increase in the TRA valuation allowance which resulted in income of $0.3 million.

Income taxes. The provision for federal and state income taxes for the three months ended September 30, 2016 was a benefit of $6.5 million resulting in a 22.6% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to an expense of $6.5 million resulting in a 15.8% effective tax rate as a percentage of our pre-tax book income for the three months ended September 30, 2015. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. See Note 10, “Income Taxes,” for further details.

Results of Operations - Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Operating revenues

Oil and gas sales. Oil and gas sales decreased $70.9 million, or 45.2%, to $86.1 million for the nine months ended September 30, 2016, as compared to $157.0 million for the nine months ended September 30, 2015. The decrease was attributable to the decline in commodity prices ($34.1 million), as well as decreased production volumes ($36.8 million). The decrease in production volumes was driven by the temporary suspension of our drilling program. The average realized oil price, excluding the effects of commodity derivative instruments, decreased from $46.10 per Bbl for the nine months ended September 30, 2015 to $35.59 per Bbl for the nine months ended September 30, 2016, or 22.8%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $2.03 per Mcf for the nine months ended September 30, 2015 to $1.50 per Mcf for the nine months ended September 30, 2016, or 26.1%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, decreased from $13.59 per Bbl for the nine months ended September 30, 2015 to $11.99 per Bbl for the nine months ended September 30, 2016, or 11.8%. Average daily production decreased 25.2% to 19,193 Boe per day for the nine months ended September 30, 2016 as compared to 25,659 Boe per day for the nine months ended September 30, 2015.

Costs and expenses

Lease operating. Lease operating expenses decreased by $8.9 million, or 27.1%, to $24.0 million for the nine months ended September 30, 2016, as compared to $32.9 million for the nine months ended September 30, 2015. The decrease was principally attributable to reduction in post-completion costs driven by a temporary suspension of the drilling program, operational focus on reducing recurring operating expenses, such as optimizing the usage of compressors and rental equipment, and vendor price reductions. On a per unit basis, lease operating expenses decreased $0.13 per Boe, or 2.8%, from $4.70 per Boe in the nine months ended September 30, 2015 to $4.57 per Boe in the nine months ended September 30, 2016.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $4.2 million, or 45.2%, to $5.1 million for the nine months ended September 30, 2016, as compared to $9.3 million for the nine months ended September 30, 2015. The decrease was driven by a $2.7 million (39.7%) reduction in production taxes, which decreased in conjunction with the 45.2% decrease in oil and gas revenue. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Additionally, estimated ad valorem taxes decreased $1.5 million from $2.5 million for the nine months ended September 30, 2015 to $1.0 million for the nine months ended September 30, 2016, reflecting lower property assessments due to lower commodity prices. The average effective rate excluding the impact of ad valorem taxes increased from 4.3% for the nine months ended September 30, 2015 to 4.8% for the nine months ended September 30, 2016.

Exploration. Exploration expense decreased from $6.2 million for the nine months ended September 30, 2015 to $1.2 million for the nine months ended September 30, 2016. The Company recognized charges for lease abandonment of $0.9 million relating to certain leases that the Company decided during 2016 not to develop. The remaining spending during 2016 primarily related to geological data and seismic processing associated with unproved acreage. No exploratory wells resulted in exploration expense during either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $39.7 million, or 25.5%, to $116.4 million for the nine months ended September 30, 2016, as compared to $156.2 million for the nine months ended September 30, 2015. The decrease was primarily the result of lower production caused by a reduction in capital spending driven by a temporary suspension of the drilling program. On a per unit basis, depletion expense decreased $0.15 per Boe or 0.7% from $22.29 per Boe for the nine months ended September 30, 2015 as compared to $22.14 per Boe for the nine months ended September 30, 2016.

General and administrative. General and administrative expenses decreased by $5.5 million, or 19.9%, to $22.1 million for the nine months ended September 30, 2016, as compared to $27.6 million for the nine months ended September 30, 2015. The decrease in general and administrative expense was primarily attributable to staff and other cost reductions. Non-cash compensation expense increased $0.3 million from $5.6 million for the nine months ended September 30, 2015 to $5.9 million for the nine months ended September 30, 2016. On a per unit basis, general and administrative expenses, excluding non-cash items, decreased from $2.97 per Boe for the nine months ended September 30, 2015 to $2.85 per Boe for the nine months ended September 30, 2016.

Other operating expense. Other operating expense decreased from $4.2 million for the nine months ended September 30, 2015 to none for the nine months ended September 30, 2016. Expense for the nine months ended September 30, 2015 represents stand-by rig costs associated with the early termination of drilling rig contracts. There were no similar charges during 2016.

Interest expense. Interest expense decreased by $7.2 million, or 15.1%, to $40.4 million for nine months ended September 30, 2016, as compared to $47.6 million for the nine months ended September 30, 2015. The decrease was driven by a reduction in the outstanding balance of the 2022 Notes and the 2023 Notes as a result of our debt extinguishments. During the nine months ended September 30, 2016, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.38%, 6.75% and 9.25%, respectively. Average outstanding balances for the nine months ended September 30, 2016 were $170.9 million, $424.1 million and $171.9 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Gain on debt extinguishment. The gain on debt extinguishment of $99.5 million for the nine months ended September 30, 2016 was related to the purchase of an aggregate principal amount of $190.9 million of our senior unsecured notes for cash of $84.6 million. The company recognized accelerated amortization of debt issuance costs of $6.7 million associated with the cancellation. See Note 5, “Long-Term Debt,” for further details regarding the debt extinguishment. There were no similar gains during 2015.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net loss of $18.8 million for the nine months ended September 30, 2016, as compared to a net gain of $111.7 million for the nine months ended September 30, 2015. The loss was driven by higher average crude oil and natural gas prices ($41.35 per barrel and $2.34 per Mcf, respectively) for the nine months ended September 30, 2016, as compared to the crude oil and natural gas prices as of December 31, 2015 ($37.13 per barrel and $2.28 per Mcf, respectively), as well as additional hedging activity during 2016.

Other income (expense). Other income (expense) decreased by $1.9 million to net income of $0.3 million for the nine months ended September 30, 2016, as compared to a net expense of $1.6 million for the nine months ended September 30, 2015. Other income (expense) for the nine months ended September 30, 2016 related to an increase in the TRA valuation allowance which resulted in income of $0.4 million, offset by financing costs which resulted in expenses of $0.3 million. Other income (expense) for the nine months ended September 30, 2015 related to financing costs resulted in expenses of $2.4 million, partially offset by the receipt of a $0.7 million distribution of dividend income from our investment in Monarch Natural Gas Holdings, LLC.

Income taxes. The provision for federal and state income taxes for the nine months ended September 30, 2016 was a benefit of $8.2 million resulting in a 20.2% effective tax rate as a percentage of our pre-tax book income year-to-date as compared to a benefit of $4.6 million with a 30.1% effective tax rate as a percentage of our pre-tax book income for the nine months ended September 30, 2015. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The change in effective tax rate was due primarily to the percentage of income allocated to the non-controlling interest and the impact of a change in enacted state tax rate during the nine months ended September 30, 2015. See Note 10, “Income Taxes,” for further details.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public sales of our debt and equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our Revolver (as defined below), facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at September 30, 2016 reflects a positive working capital balance largely due to the value of our current commodity derivative assets as of this date. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital.

Availability under the Revolver is subject to a borrowing base. Our borrowing base at September 30, 2016 was $425.0 million of which $143.0 million was utilized leaving an unused capacity of $282.0 million. The borrowing base was reaffirmed at this level during the semi-annual borrowing base re-determination effective October 24, 2016. The borrowing base will be re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time.

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

As of September 30, 2016, our total leverage ratio is approximately 3.3x and our current ratio is approximately 4.1x, as calculated based on the requirements in our covenants. We are in compliance with all terms of our Revolver at September 30, 2016, and we expect to maintain compliance throughout 2016. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2016 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as hedge restructuring. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. As of October 28, 2016, the estimated mark-to-market value of the Company’s total hedge portfolio was approximately $96.8 million, incorporating strip pricing but excluding adjustments for credit risk. In early 2016, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. Based on current contract terms, the gains will be recognized as the hedge contracts mature in 2018 and 2019. The estimated mark-to-market value of the Company’s realized gains as a result of these offsetting hedges were approximately $38.7 million and $8.4 million relating to the years ended December 31, 2018 and December 31, 2019, respectively, incorporating strip pricing as of October 28, 2016, but excluding adjustments for credit risk.

Our capital budget is primarily focused on the development of the Cleveland formation through exploitation and development, with spending to begin development of the recently acquired Merge acreage occurring late in the fourth quarter of 2016. The amount of capital we expend may fluctuate materially based on the market conditions for commodity prices and costs of drilling and completing wells, the economic returns being realized and the success of our drilling results as the year progresses.

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

During the nine months ended September 30, 2016, the Company sold approximately 0.5 million Class A Shares under the Equity Distribution Agreement for net proceeds of approximately $1.8 million ($2.1 million gross proceeds, net of approximately $0.3 million in commissions and professional services expenses). The Company used the net proceeds for general corporate purposes. At September 30, 2016, approximately $70.9 million in aggregate offering price remained available to be issued and sold under the Equity Distribution Agreement.

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

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands of dollars)	2016	2015
Net cash provided by operating activities	$14,909	$89,059
Net cash (used in) investing activities	(104,847)	(177,667)
Net cash provided by financing activities	92,086	97,740
Net increase (decrease) in cash	$2,148	$9,132

Cash flow provided by operating activities

Net cash provided by operating activities was $14.9 million during the nine months ended September 30, 2016 as compared to net cash provided by operating activities of $89.1 million during the nine months ended September 30, 2015. The decrease in operating cash flows was primarily due to the $70.9 million decrease in oil and gas revenues for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, driven by declines in production volumes as a result of the temporary suspension of the drilling program, as well as declines in commodity prices.

Cash flow (used in) investing activities

Net cash used in investing activities was $104.9 million during the nine months ended September 30, 2016 as compared to net cash used in investing activities of $177.7 million during the nine months ended September 30, 2015. The increase in investing cash flow was primarily driven by the reduction in capital spending, resulting from a temporary suspension of the drilling program.

Cash flow provided by financing activities

Net cash provided by financing activities was $92.1 million during the nine months ended September 30, 2016 as compared to $97.7 million during the nine months ended September 30, 2015. The decrease in financing cash flows was primarily due to the purchase of an aggregate principal amount of $190.9 million of our senior unsecured notes for cash of $84.6 million. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. Additionally, we paid cash tax distributions of approximately $10.1 million to Pre-IPO Owners. Borrowings under the Revolver, net of repayments, totaled $33.0 million during the nine months ended September 30, 2016. Cash flows provided by financing activities were also impacted by net equity offerings of $153.8 million.

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

Based on information available as of this filing, we estimate that the total amount of tax distributions to JEH unitholders in 2016 will be approximately $46.4 million, including the approximately $20.0 million that has been paid to date. The tax distributions are made pro-rata to all holders of JEH Units, and would result in a $27.6 million distribution made to the Company, and an $18.8 million distribution made to Pre-IPO Owners. The 2016 tax distributions to date were the result of taxable income generated by our operations and debt extinguishment, and our current projections do not currently lead us to anticipate payment of such tax distribution obligations beyond the current year.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile and have decreased significantly since 2014. Depressed commodity prices have continued into 2016, and historically low commodity prices may exist for an extended period. In applying the prescribed impairment test under the successful efforts method at September 30, 2016, no impairment charge was indicated.

Our revenues and net income are sensitive to crude oil, NGL and natural gas prices which have been and are expected to continue to be highly volatile. The recent volatility in crude oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. Although we are unable to predict future commodity prices, a prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserves. The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the prices used for our December 31, 2015 Reserve Report had been replaced with the unweighted arithmetic average of the first-day-of-the-month prices for the applicable commodity for the trailing 12-month period ended September 30, 2016 (without regard to our commodity derivative positions and without assuming any change in development plans, costs, or other variables), then estimated proved reserves volumes as of December 31, 2015 would have decreased by approximately 2.6%. The use of this pricing example is for illustration purposes only, and does not indicate management’s view on future commodity prices, costs or other variables, or represent a forecast or estimate of the actual amount by which our proved reserves may fluctuate when a full assessment of our reserves is completed as of December 31, 2016.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at September 30, 2016 was a net asset of $97.1 million.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of the senior secured revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The base rate margins under the terminated term loan were 6.0% to 7.0% depending on the base rate used and the amount of the loan outstanding. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the three months ended September 30, 2016, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.29%, 6.75% and 9.25%, respectively. During the nine months ended September 30, 2016, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.38%, 6.75% and 9.25%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 because of the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 14 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated in this item by reference.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and June 30, 2016. There have been no material changes in our risk factors from those described in our Annual Report or our Quarterly Reports, except as set forth below.

A significant portion of the value of the Merge Acquisition is associated with undeveloped acreage that is not held by production, will require substantial amounts of capital to develop and may not be economic.

Most of the acreage we acquired in the Merge Acquisition is undeveloped and will require substantial amounts of capital to fully develop, which we may not be able to fully fund or may require significant issuances or incurrence of equity or debt which may not be available to us or may only be available at a cost that does not allow us to achieve our plans, development schedule and production schedule associated with the acreage. We may also significantly change our development plans in response to commodities pricing. As a result, our investment in these areas may not achieve the production growth or returns we anticipate or may render development opportunities uneconomic, and we could incur material write-downs of unevaluated properties.

In addition, because most of the acreage we acquired in the Merge Acquisition is undeveloped, it is not held by production. Unless development or production, in accordance with the terms of the respective leases, is established, these leases will expire. If the acquired leases expire, we will lose our right to develop the properties. Our drilling and development plans for the area are subject to change based upon various factors, many of which are beyond our control. If we are unable to establish the development or production necessary to hold our leases, we may be forced to pay extension fees to prevent those leases from expiring. If our leases expire or we are forced to pay extension fees in order to maintain them, the areas may not be as economic as we anticipate and we may not realize the expected benefits of the acquisition.

We may fail to realize the benefits anticipated as a result of the Merge Acquisition or the Anadarko Acquisition.

There are a number of risks and uncertainties relating to the Merge Acquisition and the Anadarko Acquisition. The Merge Acquisition and the Anadarko Acquisition involve potential risks, including:

•	the failure to realize recoverable reserves;
•	regulatory compliance and permitting;
•	title issues or other unidentified or unforeseeable liabilities and costs;
•

the incurrence of liabilities or other compliance costs related to environmental or regulatory matters, including potential liabilities that may be imposed without regard to fault or the legality of conduct;

•	the diversion of management's attention from our existing properties; and
•	the incurrence of significant charges, such as asset devaluation or restructuring charges.

If these risks or other unanticipated liabilities were to materialize, any desired benefits of the Merge Acquisition or the Anadarko Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted. We cannot assure you that we will realize value from the Merge Acquisition or the Anadarko Acquisition that equals or exceeds the consideration paid.

The Merge Acquisition and the Anadarko Acquisition may not achieve their intended results and may result in us assuming unanticipated liabilities. To date, we have conducted only limited diligence regarding the assets and liabilities we assumed in the Merge Acquisition and the Anadarko Acquisition. These risks are heightened with respect to the Merge Acquisition because it involves the acquisition of a material amount of undeveloped acreage relative to our current undeveloped acreage position.

We consummated the Merge Acquisition and the Anadarko Acquisition because we believe they will result in various benefits and opportunities. Achieving the anticipated benefits of each of the Merge Acquisition and the Anadarko Acquisition is subject to a number of risks and uncertainties. Prior to closing each of the Merge Acquisition and the Anadarko Acquisition, we only had the opportunity to conduct limited environmental and title due diligence. As a result, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to the Seller with respect to those problems. We assumed certain of the Seller's liabilities and are entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant.

The risks involved in the Merge Acquisition are heightened due to the size and location of the acquisition. The Merge Acquisition involved our acquisition of approximately 18,000 undeveloped net acres in Canadian, Grady and McClain Counties, Oklahoma, which is a material amount of undeveloped acreage relative to our approximately 27,248 undeveloped net acres as of December 31, 2015. In addition, the properties acquired in the Merge Acquisition are located in the Merge, which is an area in which we do not have previous drilling experience. As a result, the risk that our ability to efficiently and effectively develop and produce the properties acquired in the Merge Acquisition is heightened. If we are unable to efficiently and effectively develop and produce the properties acquired in the Merge Acquisition, the areas may not be as economic as we anticipate and we may not realize the expected benefits of the acquisition.

The anticipated future growth of our business will impose significant added responsibilities on management. The anticipated growth may place strain on our administrative and operational infrastructure. Our senior management's attention may be diverted from the management of daily operations to the integration of the Seller's business operations and the assets acquired in the Merge Acquisition and the Anadarko Acquisition. Our ability to manage our business and growth will require us to apply our operational, financial and management controls, reporting systems and procedures to the acquired business. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, and use more cash and other financial resources on integration and implementation activities than we anticipate. We may not be able to successfully integrate the Seller's operations into our existing operations, successfully manage this additional acreage or realize the expected economic benefits of the Merge Acquisition or the Anadarko Acquisition, which may have a material adverse effect on our business, financial condition and results of operations.

The development of the properties are subject to all of the risks and uncertainties associated with oil and gas activities as described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Our business requires substantial capital expenditures, and we may be unable to obtain needed capital or financing on satisfactory terms or at all.

Our exploration, exploitation, development and acquisition activities require substantial capital expenditures. Our total capital expenditures for 2015 were $200.1 million excluding the impact of asset retirement costs. On November 3, 2016, the Company announced a further revised 2016 capital expenditures program, increasing full year 2016 guidance (excluding acquisitions) to $110.0 million primarily due to higher average working interest associated with Cleveland development program and expected Merge leasing. Historically, we have funded development and operating activities primarily through a combination of equity capital raised from a private equity partner and public equity offerings, through borrowings under our Revolver, through the issuance of debt securities and through internal operating cash flows. We intend to finance the majority of our capital expenditures for the remainder of 2016, including capital expenditures related to the Merge Acquisition, with cash flows from operations and borrowings under our senior secured credit facility. Our capital expenditures have historically been greater than our cash flows from operations, and we expect our capital expenditures for the remainder of 2016 to continue to exceed our cash flows. If necessary, we may also access capital through proceeds from potential asset dispositions and the issuance of additional debt and equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may have limited ability to obtain the additional capital necessary to conduct our operations at expected levels. Our senior secured credit facility and the indentures governing our 2022 Notes (as defined above) and 2023 Notes (as defined above) may restrict our ability to obtain new debt financing. We may not be able to obtain debt or equity financing on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a decline in our oil, natural gas and NGLs production or reserves, and in some areas a loss of properties.

In addition, our estimate of the required development capital for the Merge Acquisition may not be sufficient for the actual development capital needs of the Merge Acquisition. If our estimate of the targeted development capital was lower than the actual needs of the Merge Acquisition, we could be required to fund such additional development capital needs out of other operating cash flows or borrowings under our Revolver and through the capital markets.

External financing may be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under our senior secured credit facility and through the capital markets may not be available in the future. Without additional capital resources, we may be unable to pursue and consummate acquisition opportunities as they become available, and we may be forced to limit or defer our planned oil, natural gas and NGLs development program, which will adversely affect the recoverability and ultimate value of our oil, natural gas and NGLs properties, in turn negatively affecting our business, financial condition and results of operations.

The borrowing base under our senior secured credit facility is subject to redetermination and any reduction in the borrowing base may reduce our liquidity or result in our having to repay indebtedness under our senior secured credit facility earlier than anticipated.

We have experienced significant recent declines in our borrowing base under our senior secured credit facility as a result of redeterminations and we expect further significant declines. The current borrowing base under our senior secured credit facility is $425 million. On October 28, 2016, we had availability of approximately $282 million on our senior secured credit facility. Further redeterminations occur at least semi-annually. Redeterminations are based primarily on reserve reports using lender commodity price expectations at such time. JEH and the administrative agent (acting at the direction of lenders holding at least 66 2 / 3 % of the outstanding loans) may each request one unscheduled borrowing base redetermination between each scheduled redetermination. In addition, the lenders may elect to redetermine the borrowing base upon the occurrence of certain defaults under our material operating agreements or upon the cancellation or termination of certain of our joint development agreements. The borrowing base may also be reduced as a result of our issuance of unsecured notes, a continued or further reduction in the price or volume of our hedging positions or our consummation of significant asset sales. If current low commodity prices continue through such redetermination events, the borrowing base under our senior secured credit facility may be reduced.

Any reduction in the borrowing base will reduce our liquidity, and, if a borrowing base reduction results in the outstanding amount of obligations under our senior secured credit facility exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. If alternate sources of capital are not available, any such reductions can also adversely affect our ability to fund our drilling program and development of our undeveloped properties, including those acquired in the Merge Acquisition, which in turn can limit our ability to replace or add reserves and maintain or grow our borrowing base, and could adversely affect our business, financial condition and results of operations.

Certain federal regulatory agencies, including the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve, and the Federal Deposit Insurance Corp., have recently focused on oil and gas lenders' examinations and ratings of reserve-based loans, with a view towards encouraging such lenders to reduce their exposure to potentially substandard loans to oil and gas companies. In March 2016, the OCC issued an updated "Oil and Gas Production Lending" bank examination booklet, which details potential regulatory requirements related to reserve-based lending. Whether or not these regulatory agencies are successful in implementing stricter requirements related to reserve-based lending, oil and gas lenders may respond to these discussions by taking a more conservative approach in their lending practices, which could also adversely impact future borrowing base redeterminations under our senior secured credit facility.

Our issuance of Series A preferred stock may result in a substantial number of shares of our Class A common stock being issued upon its conversion, or as dividends and redemption payments in respect of the Series A preferred stock, which issuances could reduce the value of our Class A common stock.

In addition to the issuance of shares of Class A common stock upon conversion of shares of our Series A preferred stock, the terms of our convertible preferred stock permit us, subject to certain limitations, to issue shares of our Class A common stock in lieu of cash to satisfy payments of dividends and redemption prices with respect to the Series A preferred stock. The number of shares issued for such payments will be determined based on 95% of a five day average market value of such shares determined shortly before such payments, and could be substantial, especially during periods of significant declines in market prices of our Class A common stock.

The covenants applicable to our senior secured credit facility and the indentures governing our currently outstanding senior notes currently restrict, and any indentures and other financing agreements that we enter into in the future may restrict, our ability to pay cash dividends on our capital stock, including the Series A preferred stock. These limitations may cause us to be unable to pay dividends in cash on our Series A preferred stock unless we can obtain an amendment of such provisions or refinance amounts outstanding under those agreements. In most situations, however, we are permitted under our financing agreements to pay dividends in equity interests, including common stock, as permitted by the terms of the Series A preferred stock. Accordingly, dividends declared and paid in respect of the Series A preferred stock may be paid in Class A common stock and we will be restricted in the amount of dividends we are able to pay in cash, unless and until we obtain an amendment of our senior secured credit facility covenants. There is no assurance that we will obtain such an amendment. Issuance of shares of Class A common stock as dividends, upon the occurrence of conversion, including following a fundamental change, or upon redemption of the Series A preferred stock, will dilute ownership of the Class A common stock and accordingly may adversely affect its market value.

The Series A preferred stock may adversely affect the market price of our Class A common stock for other reasons.

The market price of our Class A common stock is likely to be influenced by the Series A preferred stock. For example, the market price of our Class A common stock could become more volatile and could be depressed by:

•	investors' anticipation of the potential resale in the market of a substantial number of additional shares of our Class A common stock received upon conversion of the Series A preferred stock;
•

possible sales of our Class A common stock by investors who view the Series A preferred shares as a more attractive means of equity participation in us than owning shares of our Class A common stock; and

•	hedging or arbitrage trading activity that may develop involving the Series A preferred shares and our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1*	Purchase and Sale Agreement, dated August 18, 2016, by and between Jones Energy Holdings, LLC and SCOOP Energy Company, LLC
3.1

Certificate of Designations of the 8.0% Series A Perpetual Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective August 25, 2016 (including form of stock certificate) (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2016)

4.1	Form of certificate for the 8.0% Series A Perpetual Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1)
10.1*

Amendment No. 10 to Credit Agreement dated as of August 1, 2016, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto

10.2

Fourth Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC, dated as of August 25, 2016 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2016)

10.3

Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC, dated as of September 30, 2016 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016)

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

Jones Energy, Inc.

(registrant)

Date: November 4, 2016	By:	/s/ Robert J. Brooks
Name: Robert J. Brooks
Title: Chief Financial Officer (Principal Financial Officer)

Signature Page to Form 10-Q (Q3 2016)