Form 10-Q
period 2017-03-31
Jones Energy, Inc.
filed 2017-05-05
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On April 28, 2017, the Registrant had 65,535,763 shares of Class A common stock outstanding and 29,823,927 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report specifically include the expectations of plans, strategies, objectives and anticipated financial and operating results of the Company, including guidance regarding the timing and location of our anticipated drilling and completion activity, our expectations regarding our ability to drill the recently acquired acreage in the Merge, our ability to increase capital spending in connection with leasing, our ability to mitigate commodity price risk through our hedging program, our ability to maintain compliance with our debt covenants, JEH’s obligations to pay cash distributions, expectations regarding litigation, our belief that we will be able to identify and prioritize projects with the greatest expected returns, and our ability to successfully execute our 2017 development plan. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company, which may cause actual results to differ materially from those implied or expressed by the forward-looking statements. These include, but are not limited to, changes in prices for oil, natural gas liquids, and natural gas prices, weather, including its impact on oil and natural gas demand and weather-related delays on operations, the amount, nature and timing of planned capital expenditures, availability and method of funding acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, customers’ elections to reject ethane and include it as part of the natural gas stream, ability to fund our 2017 capital expenditure budget, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting the Company’s business and other important factors that could cause actual results to differ materially from those projected as described in the Company’s reports filed with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands of dollars)	2017	2016
Assets
Current assets
Cash	$8,708	$34,642
Accounts receivable, net
Oil and gas sales	25,787	26,568
Joint interest owners	6,533	5,267
Other	4,218	6,061
Commodity derivative assets	30,101	24,100
Other current assets	7,278	2,684
Total current assets	82,625	99,322
Oil and gas properties, net, at cost under the successful efforts method	1,764,947	1,743,588
Other property, plant and equipment, net	2,920	2,996
Commodity derivative assets	17,767	34,744
Other assets	5,762	6,050
Total assets	$1,874,021	$1,886,700
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$55,757	$36,527
Oil and gas sales payable	28,112	28,339
Accrued liabilities	24,948	25,707
Commodity derivative liabilities	8,717	14,650
Other current liabilities	3,223	2,584
Total current liabilities	120,757	107,807
Long-term debt	701,586	724,009
Deferred revenue	6,591	7,049
Commodity derivative liabilities	178	1,209
Asset retirement obligations	20,035	19,458
Liability under tax receivable agreement	41,720	43,045
Other liabilities	949	792
Deferred tax liabilities	2,926	2,905
Total liabilities	894,742	906,274
Commitments and contingencies (Note 14)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	89,162	88,975
Stockholders' equity
Class A common stock, $0.001 par value; 63,395,635 shares issued and 63,373,033 shares outstanding at March 31, 2017 and 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	63	57
Class B common stock, $0.001 par value; 29,832,098 shares issued and outstanding at March 31, 2017 and December 31, 2016	30	30
Treasury stock, at cost: 22,602 shares at March 31, 2017 and December 31, 2016	(358)	(358)
Additional paid-in-capital	470,107	447,137
Retained (deficit) / earnings	(30,272)	(8,652)
Stockholders' equity	439,570	438,214
Non-controlling interest	450,547	453,237
Total stockholders’ equity	890,117	891,451
Total liabilities and stockholders' equity	$1,874,021	$1,886,700

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands of dollars except per share data)	2017	2016
Operating revenues
Oil and gas sales	$40,677	$25,080
Other revenues	556	778
Total operating revenues	41,233	25,858
Operating costs and expenses
Lease operating	8,806	8,617
Production and ad valorem taxes	(906)	1,601
Exploration	2,944	162
Depletion, depreciation and amortization	35,654	41,762
Accretion of ARO liability	201	293
General and administrative	8,041	7,504
Total operating expenses	54,740	59,939
Operating income (loss)	(13,507)	(34,081)
Other income (expense)
Interest expense	(12,887)	(14,798)
Gain on debt extinguishment	—	90,652
Net gain (loss) on commodity derivatives	22,320	17,219
Other income (expense)	580	225
Other income (expense), net	10,013	93,298
Income (loss) before income tax	(3,494)	59,217
Income tax provision (benefit)	21	10,703
Net income (loss)	(3,515)	48,514
Net income (loss) attributable to non-controlling interests	(2,128)	29,603
Net income (loss) attributable to controlling interests	$(1,387)	$18,911
Dividends and accretion on preferred stock	(2,027)	—
Net income (loss) attributable to common shareholders	$(3,414)	$18,911

Earnings (loss) per share (1) :
Basic - Net income (loss) attributable to common shareholders	$(0.05)	$0.57
Diluted - Net income (loss) attributable to common shareholders	$(0.05)	$0.57

Weighted average Class A shares outstanding (1) :
Basic	62,197	33,222
Diluted	62,197	33,222

(1)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 11, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2016	57,025	$57	29,832	$30	23	$(358)	$447,137	$(8,652)	$453,237	$891,451
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	706	(706)	—	—
Stock-compensation expense	168	—	—	—	—	—	1,941	—	—	1,941
Cash tax distribution	—	—	—	—	—	—	—	—	(562)	(562)
Sale of common stock	1,180	1	—	—	—	—	2,828	—	—	2,829
Stock dividends on common stock	5,000	5	—	—	—	—	17,495	(17,500)	—	—
Dividends and accretion on preferred stock	—	—	—	—	—	—	—	(2,027)	—	(2,027)
Net income (loss)	—	—	—	—	—	—	—	(1,387)	(2,128)	(3,515)
Balance at March 31, 2017	63,373	$63	29,832	$30	23	$(358)	$470,107	$(30,272)	$450,547	$890,117

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2017	2016
Cash flows from operating activities
Net income (loss)	$(3,515)	$48,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	35,654	41,762
Exploration (dry hole and lease abandonment)	1,643	27
Accretion of ARO liability	201	293
Amortization of debt issuance costs	977	1,129
Stock compensation expense	1,972	1,185
Deferred and other non-cash compensation expense	136	268
Amortization of deferred revenue	(458)	(645)
(Gain) loss on commodity derivatives	(22,320)	(17,219)
(Gain) loss on sales of assets	64	4
(Gain) on debt extinguishment	—	(90,652)
Deferred income tax provision	21	10,564
Other - net	(627)	(963)
Changes in operating assets and liabilities
Accounts receivable	(220)	10,655
Other assets	(4,912)	(1,730)
Accrued interest expense	3,348	(384)
Accounts payable and accrued liabilities	1,619	(7,634)
Net cash provided by operations	13,583	(4,826)
Cash flows from investing activities
Additions to oil and gas properties	(47,110)	(7,176)
Net adjustments to purchase price of properties acquired	2,391	—
Proceeds from sales of assets	144	3
Acquisition of other property, plant and equipment (net of reimbursements)	(192)	40
Current period settlements of matured derivative contracts	27,854	42,298
Net cash (used in) investing	(16,913)	35,165
Cash flows from financing activities
Proceeds from issuance of long-term debt	30,000	75,000
Repayment of long-term debt	(53,000)	—
Purchase of senior notes	—	(73,427)
Payment of dividends on preferred stock	(1,840)	—
Net distributions paid to JEH unitholders	(562)	—
Net payments for share based compensation	(31)	—
Proceeds from sale of common stock	2,829	—
Net cash provided by financing	(22,604)	1,573
Net increase (decrease) in cash	(25,934)	31,912
Cash
Beginning of period	34,642	21,893
End of period	$8,708	$53,805
Supplemental disclosure of cash flow information
Cash paid for interest	$8,559	$14,053
Change in accrued additions to oil and gas properties	13,294	(686)
Asset retirement obligations incurred, including changes in estimate	413	50

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

JEH was formed as a Delaware limited liability company on December 16, 2009 through investments made by the Jones family, certain members of management and through private equity funds managed by Metalmark Capital, among others. JEH acts as a holding company of operating subsidiaries that own and operate assets that are used in the exploration, development, production and acquisition of oil and natural gas properties.

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of March 31, 2017, the Company held 63,373,033 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 29,832,098 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

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

On August 25, 2016, the Company issued 1,840,000 shares of its 8.0% Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering at $50 per share. See Note 11, “Stockholders’ and Mezzanine equity”.

Description of Business

The Company is engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Texas and Oklahoma. The Company’s assets are located within the Anadarko and Arkoma basins, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

2.        Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2016 and the financial statements reported for March 31, 2017 and 2016 and each of the three month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements for the periods ending March 31, 2017 and 2016 have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

There have been no significant changes in our use of estimates since those reported in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Production taxes

During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million, which was recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations.

Recent Accounting Pronouncements

Adopted in the current year-to-date period:

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation” (Topic 718). This amendment is intended to simplify the accounting for share-based payment awards to employees, specifically in regard to (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. Therefore, the Company has adopted ASU 2016-09 effective as of January 1, 2017. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings for forfeitures of $0.7 million as of January 1, 2017. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

To be adopted in a future period:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the Accounting Standards Codification (“ASC”), topic 606, “Revenue from Contracts with Customers.” This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The amendments are now effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted. The Company is in the early stages of evaluating the effect that the adoption of Update 2014-09 and Update 2015-14 will have on our financial statements. At this time, we are performing a review on a sample of revenue contracts to determine the impact of adoption. The Company will continue to further evaluate the effect that the adoption of Update 2014-09 and Update 2015-14 will have on our financial statements. We anticipate adoption of Update 2014-09 and Update 2015-14 effective as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This amendment requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases. We anticipate adoption of ASU 2016-02 effective as of January 1, 2019.

3.        Acquisitions

During the year ended December 31, 2016, the Company entered into several purchase and sale agreements (as described below). No acquisitions occurred during the three months ended March 31, 2017.

Merge Acquisition

On September 22, 2016, JEH acquired oil and gas properties located in the Merge area of the STACK/SCOOP (the “Merge”) play in Central Oklahoma (the “Merge Acquisition”) from SCOOP Energy Company, LLC for cash consideration of $134.4 million, net of the final working capital settlement of $2.4 million received in the first quarter of 2017. The oil and gas properties acquired in the Merge Acquisition principally consist of approximately 18,000 undeveloped net acres in Canadian, Grady and McClain Counties, Oklahoma. This transaction has been accounted for as an asset acquisition. The Company used proceeds from our equity offerings to fund a portion of the purchase. See Note 11, “Stockholders’ and Mezzanine equity”.

Anadarko Acquisition

On August 25, 2016, JEH acquired producing and undeveloped oil and gas assets in the Western Anadarko basin (the “Anadarko Acquisition”) for final consideration of $25.9 million. This transaction was accounted for as a business combination. The Company allocated $32.3 million to “Oil and gas properties,” with $3.0 million allocated to “Unproved” properties, $17.0 million allocated to “Proved” properties, and $12.3 million allocated to “Wells and equipment and related facilities”, based on the respective fair values of the assets acquired. Additionally, the Company allocated $6.4 million to our ARO liability associated with those proved properties. As of March 31, 2017, the measurement-period remains open. The Anadarko Acquisition did not result in a significant impact to revenues or net income and as such, pro forma financial information is not included. The Company funded the Anadarko Acquisition with cash on hand.

The assets acquired in the Anadarko Acquisition included interests in 174 wells, 59% of which were operated by the company, and approximately 25,000 net acres in Lipscomb and Ochiltree Counties in the Texas Panhandle. As of the closing date, the acquired acreage was producing approximately 900 barrels of oil equivalent per day.

4.        Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands of dollars)	2017	2016
Mineral interests in properties
Unproved	$208,913	$213,153
Proved	1,071,654	1,054,683
Wells and equipment and related facilities	1,440,949	1,395,291
	2,721,516	2,663,127
Less: Accumulated depletion and impairment	(956,569)	(919,539)
Net oil and gas properties	$1,764,947	$1,743,588

There were no exploratory wells drilled during the three months ended March 31, 2017 or 2016. As such, no associated costs were capitalized and no exploratory wells resulted in exploration expense during either period.

The Company did not capitalize any interest during the three months ended March 31, 2017 or 2016 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $35.4 million and $41.5 million for the three months ended March 31, 2017 and 2016, respectively.

The Company continues to monitor its proved and unproved properties for impairment. No impairments of proved or unproved properties were recorded during the three months ended March 31, 2017 or 2016.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands of dollars)	2017	2016
Leasehold improvements	$1,213	$1,213
Furniture, fixtures, computers and software	4,361	4,170
Vehicles	1,677	1,677
Aircraft	910	910
Other	284	284
	8,445	8,254
Less: Accumulated depreciation and amortization	(5,525)	(5,258)
Net other property, plant and equipment	$2,920	$2,996

Depreciation and amortization of other property, plant and equipment amounted to $0.3 million for each of the three months ended March 31, 2017 and 2016, respectively.

5.        Long-Term Debt

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

(in thousands of dollars)	March 31, 2017	December 31, 2016
Revolver	$155,000	$178,000
2022 Notes	409,148	409,148
2023 Notes	150,000	150,000
Total principal amount	714,148	737,148
Less: unamortized discount	(5,987)	(6,240)
Less: debt issuance costs, net	(6,575)	(6,899)
Total carrying amount	$701,586	$724,009

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

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million for the twelve months ended December 31, 2016, on a pre-tax basis. This income is recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws.

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

As of March 31, 2017, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

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

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the three months ended March 31, 2017, the average interest rate under the Revolver was 2.59% on an average outstanding balance of $195.2 million. For the three months ended March 31, 2016, the average interest rate under the Revolver was 2.67% on an average outstanding balance of $143.1 million.

Total interest and commitment fees under the Revolver were $1.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

•	a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 4.0 to 1.00x as of the last day of any fiscal quarter; and

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00x as of the last day of any fiscal quarter.

As of March 31, 2017, our total leverage ratio is approximately 3.73x and our current ratio is approximately 2.88x, as calculated based on the requirements in our covenants. We are in compliance with all terms of our Revolver at March 31, 2017, and we expect to maintain compliance throughout the next twelve month period. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2017 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as hedge restructuring or seeking a waiver of such covenants. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

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

The following tables summarize our hedging positions as of March 31, 2017:

Hedging Positions

	March 31, 2017
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$44.60	$86.85	$57.85	December 2020
	Offset exercise price	$42.00	$47.65	$46.28
	Net barrels per month	20,000	181,000	81,978
Natural gas swaps	Exercise price	$2.78	$4.67	$3.34	December 2020
	Offset exercise price	$2.80	$2.92	$2.81
	Net mmbtu per month	300,000	1,890,000	1,108,000
Natural gas liquids swaps	Exercise price	$18.06	$72.52	$27.95	October 2018
	Barrels per month	115,000	145,000	130,952
Oil collars	Puts (floors)	$45.00	$50.00	$48.52	September 2019
	Calls (ceilings)	$56.60	$61.00	$59.64
	Net barrels per month	65,000	73,000	67,500
Natural gas collars	Puts (floors)	$2.55	$2.55	$2.55	December 2019
	Calls (ceilings)	$3.08	$3.41	$3.19
	Net barrels per month	950,000	1,050,000	990,833

The Company recognized a net gain on derivative instruments of $22.3 million and a net gain on derivative instruments of $17.2 million for the three months ended March 31, 2017 and 2016, respectively.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially leaves the underlying production open to fluctuations in market prices. Based on current contract terms, the gains will be recognized as the hedge contracts mature in 2018 and 2019. Information related to these purchased oil and natural gas swap contracts is presented in the table above as the “offset exercise price”, and the volumes in the table above are presented “net” of such purchased oil and natural gas swap contracts.

Offsetting Assets and Liabilities

As of March 31, 2017, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
March 31, 2017
Commodity derivative contracts
Assets	$65,102	$(17,234)	$47,868	$—	$47,868
Liabilities	(26,129)	17,234	(8,895)	—	(8,895)
December 31, 2016
Commodity derivative contracts
Assets	$79,649	$(20,805)	$58,844	$—	$58,844
Liabilities	(36,664)	20,805	(15,859)	—	(15,859)

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

The financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	March 31, 2017
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$30,101	$—	$30,101
Long-term assets	—	16,547	1,220	17,767
Current liabilities	—	8,026	691	8,717
Long-term liabilities	—	108	70	178

(in thousands of dollars)	December 31, 2016
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$24,100	$—	$24,100
Long-term assets (1)	—	36,384	(1,640)	34,744
Current liabilities	—	13,636	1,014	14,650
Long-term liabilities	—	892	317	1,209

(1)

Level 3 long-term assets are negative as a result of the netting of our commodity derivative reflected on our Consolidated Balance Sheet as of December 31, 2016. Our agreements include set-off provisions, as noted in Note 6, “Derivative Instruments and Hedging Activities - Offsetting Assets and Liabilities”.

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of March 31, 2017:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(761)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$22.89 - $23.94 per barrel
Crude oil collars	$1,633	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel
Natural gas collars	$(413)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$2.55 - $3.41 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the three months ended March 31, 2017. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

The following table summarizes the Company’s commodity derivative contract activity during the three months ended March 31, 2017:

(in thousands of dollars)
Balance at December 31, 2016, net	$(2,971)
Purchases	(146)
Settlements	(469)
Transfers to Level 2	—
Transfers to Level 3	—
Changes in fair value	4,045
Balance at March 31, 2017, net	$459

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	March 31, 2017		December 31, 2016
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$155,000	$155,000	$178,000	$178,000
2022 Notes	409,148	344,564	409,148	393,150
2023 Notes	150,000	143,157	150,000	153,375

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

8.        Asset Retirement Obligations

A summary of the Company’s Asset Retirement Obligations (“ARO”) for the three months ended March 31, 2017 is as follows:

(in thousands of dollars)
Balance at December 31, 2016	$20,058
Liabilities incurred	413
Accretion of ARO liability	201
Liabilities settled due to plugging and abandonment	(37)
Total ARO balance at March 31, 2017	20,635
Less: Current portion of ARO	(600)
Total long-term ARO at March 31, 2017	$20,035

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

The following table summarizes information related to the vesting of Management Units as of March 31, 2017:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2016	90,762	$15.00
Granted	—	15.00
Forfeited	—	15.00
Vested	—	15.00
Unvested at March 31, 2017	90,762	$15.00

Stock compensation expense associated with the Management Units was $0.2 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

2013 Omnibus Incentive Plan

Under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), established in conjunction with the Company’s IPO and restated on May 4, 2016 following approval by the Company’s stockholders, the Company has reserved a total of 7,992,559 shares of Class A common stock for non-employee director, consultant, and employee stock-based compensation awards.

The Company granted (i) performance share unit and restricted stock unit awards to certain officers and employees and (ii) restricted shares of Class A common stock to the Company’s non-employee directors under the LTIP during 2014, 2015, 2016 and 2017. During 2016, the Company also granted performance unit awards to certain members of the senior management team under the LTIP.

All share and earnings per share information presented for awards made under the LTIP has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 11, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of March 31, 2017:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	1,359,142	$5.60
Granted	33,052	4.60
Forfeited	(7,129)	4.60
Vested	—	—
Unvested at March 31, 2017	1,385,065	$5.58

Stock compensation expense associated with the employee restricted stock unit awards was $1.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of March 31, 2017:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	942,073	$6.25
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2017	942,073	$6.25

Stock compensation expense associated with the performance share unit awards was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.00 to $200.00 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined at award using a Monte Carlo simulation model, as of the grant date, which resulted in an estimated final value upon vesting of $1.3 million. The fair value measured as of March 31, 2017 was $1.0 million.

Stock compensation expense associated with the performance unit awards was less than $0.1 million and was $0.0 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of March 31, 2017, $0.6 million of unrecognized compensation expense related to the performance unit awards, subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period, is expected to be recognized over the remaining weighted average service period of 1.75 years.

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

The following table summarizes information related to the total value of the awards to the Board of Directors as of March 31, 2017:

Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2016	152,050	$3.68
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2017	152,050	$3.68

Stock compensation expense associated with awards to the members of the Board of Directors was $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

10.       Income Taxes

The Company records federal and state income tax liabilities associated with its status as a corporation. The Company recognizes a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

The Company’s effective tax rate was (0.6)% and 18.1% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate reduction is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets. The effective rate differs from the statutory rate of 35% due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, the valuation allowance recorded against deferred tax assets, and other permanent differences between book and tax accounting.

The Company’s income tax provision was an expense of less than $0.1 million and of $10.7 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes information related to the allocation of the income tax provision between the controlling and non-controlling interests:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Jones Energy, Inc.	$14	$10,569
Non-controlling interest	7	134
Income tax provision (benefit)	$21	$10,703

The Company had deferred tax assets for its federal and state net operating loss carry forwards at March 31, 2017 recorded in its deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2017, we have a valuation allowance of $4.1 million as a result of management’s assessment of the realizability of federal and state deferred tax assets. Management believes that there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization of substantially all other tax carryforwards.

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

The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. In the event that the Company records a valuation allowance against its deferred tax assets associated with an exchange, the TRA liability will also be reduced as the payment of the TRA liability is dependent on the realizability of the deferred tax assets. As of March 31, 2017 and December 31, 2016, the amount of the TRA liability was reduced by $3.3 million and $2.7 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of March 31, 2017 and December 31, 2016, the Company had recorded a TRA liability of $42.4 million and $43.0 million, respectively, for the estimated payments that will be made to the Class B shareholders who have exchanged shares, after adjusting for the TRA liability reduction, along with corresponding deferred tax assets, net of valuation allowance, of $49.7 million, and $50.6 million, respectively, as a result of the increase in tax basis generated arising from such exchanges.

As of March 31, 2017, the Company had not made any significant payments under the TRA to Class B shareholders who have exchanged JEH Units and Class B common stock for Class A common stock. The Company anticipates making a payment of approximately $0.6 million under the TRA with respect to cash savings that the Company will realize on its 2016 tax returns as a result of tax attributes arising from prior exchanges, to be paid in the first quarter of 2018.

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

A Special Committee of the Board of Directors comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions during the three months ended March 31, 2017 of $1.7 million. The distributions were made pro-rata to all members of JEH, and included a $1.1 million payment to the Company and a $0.6 million payment to Class B shareholders. The tax distributions were paid as a result of JEH’s 2016 taxable income. During the three months ended March 31, 2016 the Company did not make any tax distributions.

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

During the three months ended March 31, 2017, the Company sold approximately 1.2 million Class A Shares under the Equity Distribution Agreement for net proceeds of approximately $2.8 million ($2.9 million gross proceeds, net of approximately $0.1 million in commissions and professional services expenses). The Company used the net proceeds for general corporate purposes. At March 31, 2017, approximately $67.9 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

Offering of Class A Common Stock

On August 26, 2016, the Company issued 21,000,000 shares of Class A common stock pursuant to an underwritten public offering, and on September 12, 2016 the Company issued an additional 3,150,000 shares of Class A common stock in connection with the exercise of the underwriters’ over-allotment option. The total net proceeds (after underwriters’ discounts and commissions, but before estimated expenses) of the offering, including the exercise of the over-allotment option, was $64.0 million.

 Offering of 8.0% Series A Perpetual Convertible Preferred Stock

On August 26, 2016, the Company issued 1,840,000 shares of Series A preferred stock pursuant to an underwritten public offering for total net proceeds (after underwriters’ discounts and commissions but before expenses) of $88.3 million.

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

Each share of Series A preferred stock has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time, into approximately 17.0683 shares of Class A common stock after adjusting the conversion ratio for the effects of the Special Stock Dividend, as defined in Note 11, “Stockholders’ and Mezzanine equity”, (which is equivalent to a conversion price of approximately $2.93 per share after adjusting for the effects of the Special Stock Dividend), subject to specified further adjustments and limitations as set forth in the certificate of designations for the Series A preferred stock. Based on the adjusted conversion rate and the full exercise of the Preferred Stock Underwriters’ over-allotment option, approximately 31.4 million shares of Class A common stock would be issuable upon conversion of all the Series A preferred stock.

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

The Series A preferred stock is classified as mezzanine equity on the Company’s Consolidated Balance Sheet and is not listed on a national stock exchange.

A summary of the Company’s Mezzanine equity for the three months ended March 31, 2017 is as follows:

(in thousands of dollars)
Mezzanine equity at December 31, 2016	$88,975
Dividends on preferred stock, net	—
Accretion on preferred stock	187
Mezzanine equity at March 31, 2017	$89,162

Preferred Stock Dividend

On January 19, 2017, the Company’s Board of Directors declared a quarterly cash dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. This dividend is for the period beginning on the last payment date of November 15, 2016 through February 14, 2017 and was paid in cash on February 15, 2017 to shareholders of record as of February 1, 2017.

Special Stock Dividend

On March 31, 2017, the Company paid a stock dividend (the “Special Stock Dividend”) of 0.087423 shares of the Class A common stock to holders of record as of March 15, 2017. From time-to-time, JEH makes cash distributions to the holders of JEH Units to cover tax obligations that may occur as a result of any net taxable income of JEH allocable to holders of JEH Units. As a holder of JEH Units, the Company has received such cash distributions from JEH in excess of the amount required to satisfy the Company’s associated tax obligations. As a result, the Company used the excess cash of approximately $17.5 million in the aggregate to acquire newly-issued JEH Units from JEH.

The Special Stock Dividend was distributed in order to equalize the number of shares of Class A common stock outstanding to the number of JEH Units held by the Company, and the aggregate number of shares of Class A common stock issued in the Special Stock Dividend equaled the number of additional JEH Units the Company purchased from JEH. The Company purchased 4,999,927 JEH Units at a price of $3.50 per share, which is the volume weighted average price per share of the Class A common stock for the five trading days ended February 28, 2017. Immaterial cash payments were made in lieu of fractional shares. The comparative earnings per share information has been recast to retrospectively adjust for the effects of the Special Stock Dividend.

12.      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of non-vested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three months ending March 31, 2017, 1,385,065 restricted stock units, 942,073 performance share units, and 31,405,672 shares from the convertible Class A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Income (numerator):
Net income (loss) attributable to controlling interests	$(1,387)	$18,911
Less: Dividends and accretion on preferred stock	(2,027)	—
Net income (loss) attributable to common shareholder	$(3,414)	$18,911
Weighted-average shares (denominator): (1)
Weighted-average number of shares of Class A common stock - basic	62,197	33,222
Weighted-average number of shares of Class A common stock - diluted	62,197	33,222
Earnings (loss) per share: (1)
Basic - Net income (loss) attributable to common shareholders	$(0.05)	$0.57
Diluted - Net income (loss) attributable to common shareholders	$(0.05)	$0.57

(1)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 11, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

13.      Related Parties

Related Party Transactions

Transactions with Our Executive Officers, Directors and 5% Stockholders

Monarch Natural Gas Holdings, LLC Natural Gas Sale and Purchase Agreement

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

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. The Company amortized $0.5 million and $0.6 million, respectively, of the deferred revenue balance during the three months ended March 31, 2017 and 2016. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of the $15.0 million Monarch equity interests, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company’s chief executive officer and chairman of the Board of Directors, and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers, including Mike McConnell, Robert Brooks and Eric Niccum. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Jonny Jones, Mike McConnell and Eric Niccum. As of March 31, 2017, equity interests in Monarch of $0.7 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the three months ended March 31, 2017, equity interests of $0.0 million were distributed to management under the incentive plan. The Company recognized expense of $0.1 million during the three months ended March 31, 2017 in connection with the incentive plan.

In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $0.7 million for the three months ended March 31, 2017, associated with the approximately 0.3 MMBoe of oil production transported under the agreement. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third parties, after passing through the gathering and transportation system. The audit committee of the Board of Directors reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

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

Issuance of Class A Shares

In connection with the August 2016 issuance of Class A common stock pursuant to an underwritten public offering as described above under “Item 11. Stockholders’ and Mezzanine equity—Offering of Class A Common Stock,” affiliates of JVL Advisors, L.L.C. (“JVL”), who owns more than 5% of a class of voting securities of the

Company, purchased 17,868,330 shares of Class A common stock in the offering, for gross proceeds to the Company of $25.0 million, before underwriting discounts and commissions of $1.1 million.

Following its purchase in the offering, JVL owned in excess of 15% of our outstanding voting stock. As a result, the Company entered into a letter agreement with JVL (the “JVL Letter Agreement”) in connection with the offering. The JVL Letter Agreement approved, pursuant to Section 203 of the Delaware General Corporation Law (“Section 203”), the purchase of shares of Class A common stock in the offering by JVL. This approval resulted in JVL not being subject to the restrictions on “business combinations” contained in Section 203. In consideration of such approval, JVL agreed that, among other things:

•	it will not acquire any material assets of the Company;
•

it will not become the owner of more than 19.9% of the Company’s outstanding voting stock (other than as a result of actions taken solely by the Company) without the prior approval of the Company’s independent directors who are not affiliated with JVL; and

•	it will not engage in any “business combination” (as defined in the JVL Letter Agreement).

On May 3, 2017, the Company amended and restated its registration rights agreement dated August 29, 2013 (as amended and restated, the “Restated Registration Rights Agreement”) to add JVL as a party in order to facilitate an orderly distribution of JVL’s shares of Class A common stock in the future, a copy of which was filed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017.

Issuance of Series A Preferred Stock

In connection with the August 2016 issuance of Series A preferred stock pursuant to an underwritten public offering as described above under “Item 11. Stockholders’ and Mezzanine equity—Offering of 8.0% Series A Perpetual Convertible Preferred Stock,” affiliates of Metalmark, who owns more than 5% of a class of voting securities of the Company and has two representatives on our Board of Directors, purchased 200,000 shares of Series A preferred stock in the offering, for gross proceeds to the Company of $10.0 million, before underwriting discounts and commissions of $400,000.

14.      Commitments and Contingencies

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

In an action filed on June 12, 2015 in the 31st District Court of Hemphill County, Texas, Donna Kim Flowers and Mitchell Kirk Flowers v. Jones Energy, LLC f/k/a Jones Energy Limited, LLC f/k/a Jones Energy, Ltd. (Case No. 7225), the Company was sued by Donna Kim Flowers and Mitchell Kirk Flowers (the “plaintiffs”). The plaintiffs own surface rights to property located in Hemphill County, Texas. The mineral rights are leased to third parties, and the Company is the operator of the Oil and Gas Mineral Lease. On May 28, 2010, the plaintiffs and the Company entered into a Surface Use Agreement concerning the Company’s operations on the property, which require the Company to minimize disruption and damage to the plaintiffs’ surface rights. The plaintiffs allege that the Company is in breach of such contract, and seek monetary damages. In June 2016, the Company presented a settlement offer to the plaintiffs. As a result of this settlement offer, the Company has accrued $1.5 million related to its estimated obligation under this settlement offer. This accrual was included in accrued liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2017, and the charge was recorded as general and administrative expense on the Company’s Consolidated Statement of Operations during the year ended December 31, 2016. However, no certainty exists that a settlement will be reached or if so, the amount of any such settlement. Therefore, the ultimate loss could be greater or less than the amount accrued. In the event the plaintiffs and the Company are not able to reach a settlement, a court date is anticipated to occur during the third quarter of 2017.

15.      Subsequent Events

Forms of Award Agreements under LTIP

On April 15, 2017, the Compensation Committee of our Board of Directors approved new forms of award agreements for the restricted stock units, performance share units and performance units issuable under the LTIP, which forms are attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively. The new forms of award agreements modify the prior forms solely to require the recipient of an award to satisfy any withholding tax requirement by selling unrestricted shares of Class A common stock to the Company at a price per share equal to the fair market value of such shares, as further described in the applicable award agreement. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the applicable award agreement, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Preferred Stock Dividend Declared

On April 17, 2017, the Company declared a quarterly dividend per share equal to 8.0% on an annualized basis based on the liquidation preference of $50.00 per share, or $1.00 per share, on the Company’s Series A preferred stock. The dividend will be paid in a combination of cash and the Company’s Class A common stock, with the cash component equal to $0.83 per share and the stock component equal to $0.17 per share. The price per share of the Class A common stock used to determine the number of shares to be issued will be equal to 95% of the average volume-weighted average price per share for each day during the 5-consecutive day trading period ending immediately prior to the payment date. This dividend is for the period beginning on the last payment date of February 15, 2017 through May 14, 2017 and will be payable on May 15, 2017 to shareholders of record as of May 1, 2017.

Shelf Registration Statement on Form S-3

On May 3, 2017, the Company filed a registration statement on Form S-3 (the “Form S-3”) pursuant to certain rights and obligations under the Restated Registration Rights Agreement. The Form S-3 registers the offer and resale of (i) up to an aggregate of 17,868,330 shares of our Class A common stock by JVL and (ii) up to an aggregate of 181,600 shares of our Series A preferred stock by Metalmark. The Form S-3 has not yet been declared effective by the Securities and Exchange Commission.

16.      Subsidiary Guarantors

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

As of December 31, 2016, the 2022 Notes and the 2023 Notes were guaranteed on a senior unsecured basis by the Company and by all of its significant subsidiaries, other than Nosley SCOOP, LLC and Nosley Acquisition, LLC. These subsidiaries have since become guarantors during the first quarter of 2017 and are therefore presented accordingly in the accompanying condensed consolidated guarantor financial information.

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

As of March 31, 2017, the Company held 63,373,033 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 29,832,098 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH.

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

In connection with a reorganization that occurred immediately prior to the IPO, each Existing Owner was issued a number of shares of Class B common stock that was equal to the number of JEH Units that such Class B shareholders held. Holders of the Company’s Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. Accordingly, the Class B shareholders collectively have a number of votes in the Company equal to the aggregate number of JEH Units that they hold.

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

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

March 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$4,781	$239	$3,668	$20	$—	$8,708
Accounts receivable, net
Oil and gas sales	—	—	25,787	—	—	25,787
Joint interest owners	—	—	6,533	—	—	6,533
Other	—	3,907	311	—	—	4,218
Commodity derivative assets	—	30,101	—	—	—	30,101
Other current assets	342	224	6,712	—	—	7,278
Intercompany receivable	17,581	1,175,883	—	—	(1,193,464)	—
Total current assets	22,704	1,210,354	43,011	20	(1,193,464)	82,625
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,764,947	—	—	1,764,947
Other property, plant and equipment, net	—	—	2,325	595	—	2,920
Commodity derivative assets	—	17,767	—	—	—	17,767
Other assets	—	4,867	895	—	—	5,762
Investment in subsidiaries	548,561	—	—	—	(548,561)	—
Total assets	$571,265	$1,232,988	$1,811,178	$615	$(1,742,025)	$1,874,021
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$31	$29	$55,697	$—	$—	$55,757
Oil and gas sales payable	—	—	28,112	—	—	28,112
Accrued liabilities	58	14,813	10,077	—	—	24,948
Commodity derivative liabilities	—	8,717	—	—	—	8,717
Other current liabilities	639	1,984	600	—	—	3,223
Intercompany payable	—	—	1,583,080	2,849	(1,585,929)	—
Total current liabilities	728	25,543	1,677,566	2,849	(1,585,929)	120,757
Long-term debt	—	701,586	—	—	—	701,586
Deferred revenue	—	6,591	—	—	—	6,591
Commodity derivative liabilities	—	178	—	—	—	178
Asset retirement obligations	—	—	20,035	—	—	20,035
Liability under tax receivable agreement	41,720	—	—	—	—	41,720
Other liabilities	—	316	633	—	—	949
Deferred tax liabilities	85	2,841	—	—	—	2,926
Total liabilities	42,533	737,055	1,698,234	2,849	(1,585,929)	894,742
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at March 31, 2017	89,162	—	—	—	—	89,162
Stockholders’/ members' equity
Members' equity	—	495,933	112,944	(2,234)	(606,643)	—
Class A common stock, $0.001 par value; 63,395,635 shares issued and 63,373,033 shares outstanding at March 31, 2017	63	—	—	—	—	63
Class B common stock, $0.001 par value; 29,832,098 shares issued and outstanding at March 31, 2017	30	—	—	—	—	30
Treasury stock, at cost: 22,602 shares at March 31, 2017	(358)	—	—	—	—	(358)
Additional paid-in-capital	470,107	—	—	—	—	470,107
Retained earnings (deficit)	(30,272)	—	—	—	—	(30,272)
Stockholders' equity	439,570	495,933	112,944	(2,234)	(606,643)	439,570
Non-controlling interest	—	—	—	—	450,547	450,547
Total stockholders’ equity	439,570	495,933	112,944	(2,234)	(156,096)	890,117
Total liabilities and stockholders’ equity	$571,265	$1,232,988	$1,811,178	$615	$(1,742,025)	$1,874,021

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$27,164	$1,975	$5,483	$20	$—	$34,642
Accounts receivable, net
Oil and gas sales	—	—	26,568	—	—	26,568
Joint interest owners	—	—	5,267	—	—	5,267
Other	—	5,434	627	—	—	6,061
Commodity derivative assets	—	24,100	—	—	—	24,100
Other current assets	—	422	2,262	—	—	2,684
Intercompany receivable	15,666	1,180,859	—	—	(1,196,525)	—
Total current assets	42,830	1,212,790	40,207	20	(1,196,525)	99,322
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,743,588	—	—	1,743,588
Other property, plant and equipment, net	—	—	2,378	618	—	2,996
Commodity derivative assets	—	34,744	—	—	—	34,744
Other assets	—	5,265	785	—	—	6,050
Investment in subsidiaries	531,363	—	—	—	(531,363)	—
Total assets	$574,193	$1,252,799	$1,786,958	$638	$(1,727,888)	$1,886,700
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$13	$36,514	$—	$—	$36,527
Oil and gas sales payable	—	—	28,339	—	—	28,339
Accrued liabilities	3,874	11,227	10,597	9	—	25,707
Commodity derivative liabilities	—	14,650	—	—	—	14,650
Other current liabilities	—	1,984	600	—	—	2,584
Intercompany payable	—	—	1,566,941	2,796	(1,569,737)	—
Total current liabilities	3,874	27,874	1,642,991	2,805	(1,569,737)	107,807
Long-term debt	—	724,009	—	—	—	724,009
Deferred revenue	—	7,049	—	—	—	7,049
Commodity derivative liabilities	—	1,209	—	—	—	1,209
Asset retirement obligations	—	—	19,458	—	—	19,458
Liability under tax receivable agreement	43,045	—	—	—	—	43,045
Other liabilities	—	269	523	—	—	792
Deferred tax liabilities	85	2,820	—	—	—	2,905
Total liabilities	47,004	763,230	1,662,972	2,805	(1,569,737)	906,274
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at December 31, 2016	88,975	—	—	—	—	88,975
Stockholders’/ members' equity
Members' equity	—	489,569	123,986	(2,167)	(611,388)	—
Class A common stock, $0.001 par value; 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	57	—	—	—	—	57
Class B common stock, $0.001 par value; 29,832,098 shares issued and outstanding at December 31, 2016	30	—	—	—	—	30
Treasury stock, at cost: 22,602 shares at December 31, 2016	(358)	—	—	—	—	(358)
Additional paid-in-capital	447,137	—	—	—	—	447,137
Retained earnings (deficit)	(8,652)	—	—	—	—	(8,652)
Stockholders' equity	438,214	489,569	123,986	(2,167)	(611,388)	438,214
Non-controlling interest	—	—	—	—	453,237	453,237
Total stockholders’ equity	438,214	489,569	123,986	(2,167)	(158,151)	891,451
Total liabilities and stockholders’ equity	$574,193	$1,252,799	$1,786,958	$638	$(1,727,888)	$1,886,700

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$40,677	$—	$—	$40,677
Other revenues	—	458	98	—	—	556
Total operating revenues	—	458	40,775	—	—	41,233
Operating costs and expenses
Lease operating	—	—	8,806	—	—	8,806
Production and ad valorem taxes	—	—	(906)	—	—	(906)
Exploration	—	—	2,944	—	—	2,944
Depletion, depreciation and amortization	—	—	35,631	23	—	35,654
Accretion of ARO liability	—	—	201	—	—	201
General and administrative	—	2,993	5,004	44	—	8,041
Total operating expenses	—	2,993	51,680	67	—	54,740
Operating income (loss)	—	(2,535)	(10,905)	(67)	—	(13,507)
Other income (expense)
Interest expense	—	(12,814)	(73)	—	—	(12,887)
Net gain (loss) on commodity derivatives	—	22,320	—	—	—	22,320
Other income (expense)	668	(24)	(64)	—	—	580
Other income (expense), net	668	9,482	(137)	—	—	10,013
Income (loss) before income tax	668	6,947	(11,042)	(67)	—	(3,494)
Equity interest in income	(2,055)	—	—	—	2,055	—
Income tax provision (benefit)	—	21	—	—	—	21
Net income (loss)	(1,387)	6,926	(11,042)	(67)	2,055	(3,515)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(2,128)	(2,128)
Net income (loss) attributable to controlling interests	$(1,387)	$—	$—	$—	$—	$(1,387)
Dividends and accretion on preferred stock	(2,027)	—	—	—	—	(2,027)
Net income (loss) attributable to common shareholders	$(3,414)	$—	$—	$—	$—	$(3,414)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$25,080	$—	$—	$25,080
Other revenues	—	645	133	—	—	778
Total operating revenues	—	645	25,213	—	—	25,858
Operating costs and expenses
Lease operating	—	—	8,617	—	—	8,617
Production and ad valorem taxes	—	—	1,601	—	—	1,601
Exploration	—	—	162	—	—	162
Depletion, depreciation and amortization	—	—	41,739	23	—	41,762
Accretion of ARO liability	—	—	293	—	—	293
General and administrative	—	2,878	4,601	25	—	7,504
Total operating expenses	—	2,878	57,013	48	—	59,939
Operating income (loss)	—	(2,233)	(31,800)	(48)	—	(34,081)
Other income (expense)
Interest expense	—	(15,038)	240	—	—	(14,798)
Gain on debt extinguishment	—	90,652	—	—	—	90,652
Net gain (loss) on commodity derivatives	—	17,219	—	—	—	17,219
Other income (expense)	429	(200)	(4)	—	—	225
Other income (expense), net	429	92,633	236	—	—	93,298
Income (loss) before income tax	429	90,400	(31,564)	(48)	—	59,217
Equity interest in income	28,968	—	—	—	(28,968)	—
Income tax provision (benefit)	10,486	217	—	—	—	10,703
Net income (loss)	18,911	90,183	(31,564)	(48)	(28,968)	48,514
Net income (loss) attributable to non-controlling interests	—	—	—	—	29,603	29,603
Net income (loss) attributable to controlling interests	$18,911	$—	$—	$—	$—	$18,911

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,387)	$6,926	$(11,042)	$(67)	$2,055	$(3,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(23,060)	(11,848)	53,994	67	(2,055)	17,098
Net cash (used in) / provided by operations	(24,447)	(4,922)	42,952	—	—	13,583
Cash flows from investing activities
Additions to oil and gas properties	—	—	(47,110)	—	—	(47,110)
Net adjustments to purchase price of properties acquired	—	—	2,391	—	—	2,391
Proceeds from sales of assets	—	—	144	—	—	144
Acquisition of other property, plant and equipment	—	—	(192)	—	—	(192)
Current period settlements of matured derivative contracts	—	27,854	—	—	—	27,854
Net cash (used in) / provided by investing	—	27,854	(44,767)	—	—	(16,913)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	30,000	—	—	—	30,000
Repayment of long-term debt	—	(53,000)	—	—	—	(53,000)
Payment of dividends on preferred stock	(1,840)	—	—	—	—	(1,840)
Net distributions paid to JEH unitholders	1,075	(1,637)	—	—	—	(562)
Net payments for share based compensation	—	(31)	—	—	—	(31)
Proceeds from sale of common stock	2,829	—	—	—	—	2,829
Net cash (used in) / provided by financing	2,064	(24,668)	—	—	—	(22,604)
Net increase (decrease) in cash	(22,383)	(1,736)	(1,815)	—	—	(25,934)
Cash
Beginning of period	27,164	1,975	5,483	20	—	34,642
End of period	$4,781	$239	$3,668	$20	$—	$8,708

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$18,911	$90,183	$(31,564)	$(48)	$(28,968)	$48,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(18,911)	(134,122)	70,677	48	28,968	(53,340)
Net cash (used in) / provided by operations	—	(43,939)	39,113	—	—	(4,826)
Cash flows from investing activities
Additions to oil and gas properties	—	—	(7,176)	—	—	(7,176)
Proceeds from sales of assets	—	—	3	—	—	3
Acquisition of other property, plant and equipment	—	—	40	—	—	40
Current period settlements of matured derivative contracts	—	42,298		—	—	42,298
Net cash (used in) / provided by investing	—	42,298	(7,133)	—	—	35,165
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Purchase of senior notes	—	(73,427)	—	—	—	(73,427)
Net cash (used in) / provided by financing	—	1,573	—	—	—	1,573
Net increase (decrease) in cash	—	(68)	31,980	—	—	31,912
Cash						—
Beginning of period	100	12,448	9,325	20	—	21,893
End of period	$100	$12,380	$41,305	$20	$—	$53,805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 with the Securities and Exchange Commission. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Texas and Oklahoma. Our Chairman and CEO, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko and Arkoma basins, having concentrated our operations in the Anadarko basin for over 25 years and applied our knowledge to the Arkoma basin since 2011. We have drilled over 860 total wells as operator, including approximately 685 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within three distinct areas in the Texas Panhandle and Oklahoma:

•	the Western Anadarko Basin—targeting the liquids rich Cleveland, Granite Wash, Tonkawa and Marmaton formations;

•	the Eastern Anadarko Basin—targeting the liquids rich Merge Woodford shale and Meramec formations in the Merge area of the STACK/SCOOP (the “Merge”); and

•	the Arkoma Basin—targeting the Arkoma Woodford shale formation.

We seek to optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we are recognized as one of the lowest cost drilling and completion operators in the Cleveland and Arkoma Woodford shale formations. We believe that our low-cost drilling expertise will apply directly to our new drilling in the Merge area, which is located approximately 150 miles to the east of our Cleveland play.

First Quarter 2017 Highlights:

•	Average daily net production for the first quarter of 2017 of 18.9 Mboe/d.

•	First three operated Merge wells all successfully completed and flowing back with production increasing on all three wells. IP30 has not been reached yet on any of the wells.

•	Completions beginning on the Company’s first Meramec target this week from the Company’s second two-well Merge pad (wells four and five).

•	Added 3,688 net acres in the Merge for an average price of $7,500 per acre to the initial 18,000 net acre position since September 2016. Position is currently 21,724 net acres.

•	Initiated long lateral program in Western Anadarko Cleveland with continued strong results and base production outperformance.

•	Net loss for the first quarter of 2017 of $3.5 million, or a loss of $0.05 per share, non-GAAP adjusted net income of $3.9 million, or $0.01 per share and EBITDAX of $53.3 million.

Results of Operations

The following table sets forth selected financial data of Jones Energy, Inc. for the periods indicated.

(in thousands of dollars except for	Three Months Ended March 31,
production, sales price and average cost data)	2017	2016	Change
Revenues:
Oil	$18,267	$13,314	$4,953
Natural gas	11,427	6,542	4,885
NGLs	10,983	5,224	5,759
Total oil and gas	40,677	25,080	15,597
Other	556	778	(222)
Total operating revenues	41,233	25,858	15,375
Costs and expenses:
Lease operating	8,806	8,617	189
Production and ad valorem taxes	(906)	1,601	(2,507)
Exploration	2,944	162	2,782
Depletion, depreciation and amortization	35,654	41,762	(6,108)
Accretion of ARO liability	201	293	(92)
General and administrative	8,041	7,504	537
Other operating	—	—	—
Total costs and expenses	54,740	59,939	(5,199)
Operating income (loss)	(13,507)	(34,081)	20,574
Other income (expenses):
Interest expense	(12,887)	(14,798)	1,911
Gain on debt extinguishment	—	90,652	(90,652)
Net gain (loss) on commodity derivatives	22,320	17,219	5,101
Other income/(expense)	580	225	355
Total other income (expense)	10,013	93,298	(83,285)
Income (loss) before income tax	(3,494)	59,217	(62,711)
Income tax provision (benefit)	21	10,703	(10,682)
Net income (loss)	(3,515)	48,514	(52,029)
Net income (loss) attributable to non-controlling interests	(2,128)	29,603	(31,731)
Net income (loss) attributable to controlling interests	$(1,387)	$18,911	$(20,298)
Dividends and accretion on preferred stock	(2,027)	—	(2,027)
Net income (loss) attributable to common shareholders	$(3,414)	$18,911	$(22,325)

Net production volumes:
Oil (MBbls)	385	479	(94)
Natural gas (MMcf)	4,655	4,920	(265)
NGLs (MBbls)	538	555	(17)
Total (MBoe)	1,699	1,854	(155)
Average net (Boe/d)	18,878	20,374	(1,496)
Average sales price, unhedged:
Oil (per Bbl), unhedged	$47.45	$27.80	$19.65
Natural gas (per Mcf), unhedged	2.45	1.33	1.12
NGLs (per Bbl), unhedged	20.41	9.41	11.00
Combined (per Boe), unhedged	23.94	13.53	10.41
Average sales price, hedged:
Oil (per Bbl), hedged	$111.33	$84.03	$27.30
Natural gas (per Mcf), hedged	3.60	3.67	(0.07)
NGLs (per Bbl), hedged	13.76	17.04	(3.28)
Combined (per Boe), hedged	39.44	36.54	2.90
Average costs (per BOE):
Lease operating	$5.18	$4.65	$0.53
Production and ad valorem taxes	(0.53)	0.86	(1.39)
Depletion, depreciation and amortization	20.99	22.53	(1.54)
General and administrative	4.73	4.05	0.68

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Reconciliation of EBITDAX to net income
Net income (loss)	$(3,515)	$48,514
Interest expense	12,887	14,798
Exploration expense	2,944	162
Income taxes	21	10,703
Depreciation and depletion	35,654	41,762
Accretion of ARO liability	201	293
Change in TRA liability	(668)	(429)
Other non-cash charges	41	(534)
Stock compensation expense	1,972	1,185
Deferred and other non-cash compensation expense	136	268
Net (gain) loss on derivative contracts	(22,320)	(17,219)
Current period settlements of matured derivative contracts	26,332	42,671
Amortization of deferred revenue	(458)	(645)
(Gain) loss on sale of assets	64	4
(Gain) on debt extinguishment	—	(90,652)
Financing expenses and other loan fees	24	200
EBITDAX	$53,315	$51,081

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

The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended March 31,
(in thousands except per share data)	2017	2016
Net income (loss)	$(3,515)	$48,514
Net (gain) loss on derivative contracts	(22,320)	(17,219)
Current period settlements of matured derivative contracts	26,332	42,671
Exploration	2,944	162
Non-cash stock compensation expense	1,972	1,185
Deferred and other non-cash compensation expense	136	268
(Gain) on debt extinguishment	—	(90,652)
Change in TRA liability	(668)	(429)
Tax impact of adjusting items (1)	(1,877)	11,059
Change in valuation allowance	912	989
Adjusted net income (loss)	3,916	(3,452)
Adjusted net income (loss) attributable to non-controlling interests	973	(2,618)
Adjusted net income (loss) attributable to controlling interests	2,943	(834)
Dividends and accretion on preferred stock	(2,027)	—
Adjusted net income (loss) attributable to common shareholders	$916	$(834)

Earnings per share (basic and diluted): (2)	$(0.05)	$0.57
Net (gain) loss on derivative contracts	(0.24)	(0.26)
Current period settlements of matured derivative contracts	0.28	0.63
Exploration	0.03	—
Non-cash stock compensation expense	0.02	0.02
Deferred and other non-cash compensation expense	—	—
(Gain) on debt extinguishment	—	(1.34)
Change in TRA liability	(0.01)	(0.01)
Tax impact of adjusting items (1)	(0.03)	0.33
Change in valuation allowance	0.01	0.03
Adjusted earnings per share (basic and diluted)	$0.01	$(0.03)

Weighted average Class A shares outstanding: (2)
Basic	62,197	33,222
Diluted	62,197	33,222
Effective tax rate on net income (loss) attributable to controlling interests	37.6%	31.3%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

(2)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 11, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

Results of Operations - Three months ended March 31, 2017 as compared to three months ended March 31, 2016

Operating revenues

Oil and gas sales. Oil and gas sales increased $15.6 million, or 62.2%, to $40.7 million for the three months ended March 31, 2017, as compared to $25.1 million for the three months ended March 31, 2016. The increase was attributable to the increase in commodity prices ($21.1 million), which was offset by the decline in production volumes ($5.5 million). The decrease in production volumes was driven by a temporary suspension of the drilling program late in 2015 and continuing into early 2016. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $27.80 per Bbl for the three months ended March 31, 2016 to $47.45 per Bbl for the three months ended March 31, 2017, or 70.7%. The average realized natural gas price, excluding the effects of commodity derivative instruments, increased from $1.33 per Mcf for the three months ended March 31, 2016 to $2.45 per Mcf for the three months ended March 31, 2017, or 84.2%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $9.41 per Bbl for the three months ended March 31, 2016 to $20.41 per Bbl for the three months ended March 31, 2017, or 116.9%. Average daily production decreased 7.3% to 18,878 Boe per day for the three months ended March 31, 2017 as compared to 20,374 Boe per day for the three months ended March 31, 2016.

Costs and expenses

Lease operating. Lease operating expenses increased slightly ($0.2 million, or 2.3%) to $8.8 million for the three months ended March 31, 2017, as compared to $8.6 million for the three months ended March 31, 2016. The increase in lease operating expenses is primarily attributable to the increase in number of producing wells. On a per unit basis, lease operating expenses increased $0.53 per Boe, or 11.4%, from $4.65 per Boe in the three months ended March 31, 2016 to $5.18 per Boe in the three months ended March 31, 2017.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $2.5 million, or 156.3%, to an income position of $0.9 million for the three months ended March 31, 2017, as compared to an expense of $1.6 million for the three months ended March 31, 2016. During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million, which was recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. Production taxes, excluding the impact of this refund, increased from $1.2 million for the three months ended March 31, 2016 to $1.9 million for the three months ended March 31, 2017. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Further, estimated ad valorem taxes increased $0.1 million from $0.4 million for the three months ended March 31, 2016 to $0.5 million for the three months ended March 31, 2017. The average effective rate excluding the impact of ad valorem taxes decreased from an expense of 4.9% for the three months ended March 31, 2016 to an income position of 3.5% for the three months ended March 31, 2017.

Exploration. Exploration expense increased from $0.2 million for the three months ended March 31, 2016 to $2.9 million for the three months ended March 31, 2017. Spending during 2017 primarily related to geological data and seismic processing associated with unproved acreage. The Company recognized charges for lease abandonment of $1.6 million relating to certain leases that the Company decided during the first quarter of 2017 not to develop. No exploratory wells resulted in exploration expense during the first quarter of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $6.1 million, or 14.6%, to $35.7 million for the three months ended March 31, 2017, as compared to $41.8 million for the three months ended March 31, 2016. On a per unit basis, depletion expense decreased $1.54 per Boe or 6.8% from $22.53 per Boe for the three months ended March 31, 2016 as compared to $20.99 per Boe for the three months ended March 31, 2017. The decrease was primarily the result of lower production driven by a temporary suspension of the drilling program late in 2015 and continuing into early 2016. These changes to the drilling program resulted in a reduction in capital spending thereby further decreasing depletion charges per unit of production.

General and administrative. General and administrative expenses increased by $0.5 million, or 6.7%, to $8.0 million for the three months ended March 31, 2017, as compared to $7.5 million for the three months ended March 31, 2016. Non-cash compensation expense increased $0.6 million from $1.5 million for the three months ended March 31, 2016 to $2.1 million for the three months ended March 31, 2017. On a per unit basis, general and administrative expenses, excluding non-cash items, decreased from $3.55 per Boe for the three months ended March 31, 2016 to $3.46 per Boe for the three months ended March 31, 2017.

Interest expense. Interest expense decreased by $1.9 million, or 12.8%, to $12.9 million for three months ended March 31, 2017, as compared to $14.8 million for the three months ended March 31, 2016. The decrease was driven by a reduction in the outstanding balance of the 2022 Notes and the 2023 Notes as a result of our 2016 debt extinguishments. During the three months ended March 31, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.59%, 6.75% and 9.25%, respectively. Average outstanding balances for the three months ended March 31, 2017 were $195.2 million, $409.1 million and $150.0 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net gain of $22.3 million for the three months ended March 31, 2017, as compared to a net gain of $17.2 million for the three months ended March 31, 2016. The gain was primarily driven by lower average crude oil and natural gas prices ($51.62 per barrel and $3.02 per Mcf, respectively) for the three months ended March 31, 2017, as compared to the crude oil and natural gas prices as of December 31, 2016 ($53.75 per barrel and $3.71 per Mcf, respectively).

Income taxes. The provision for federal and state income taxes for the three months ended March 31, 2017 was an expense of less than $0.1 million resulting in a (0.6)% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to an expense of $10.7 million resulting in an 18.1% effective tax rate as a percentage of our pre-tax book income for the three months ended March 31, 2016. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The effective tax rate reduction is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets. See Note 10, “Income Taxes,” for further details.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public sales of our debt and equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our Revolver (as defined below), facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the profitability, timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our profitability or cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at March 31, 2017 reflects a negative working capital balance. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital.

Availability under the Revolver is subject to a borrowing base, as well as financial covenants. Our borrowing base at March 31, 2017 was $425.0 million of which $155.0 million was utilized leaving an unused capacity of $270.0 million. The borrowing base will be re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. The financial covenants may further constrain our ability to borrow under our Revolver.

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

Jones Energy, Inc. and its consolidated subsidiaries are also subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

•	a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 4.00 to 1.00 as of the last day of any fiscal quarter; and

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

As of March 31, 2017, our total leverage ratio is approximately 3.73x and our current ratio is approximately 2.88x, as calculated based on the requirements in our covenants. We are in compliance with all terms of our Revolver at March 31, 2017, and we expect to maintain compliance throughout the next twelve month period. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2017 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as hedge restructuring or seeking a waiver of such covenants. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. During the first quarter of 2017, the Company unwound a portion of its realized 2018 and 2019 hedges resulting in approximately $20.0 million of recognized gains which have been included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations. The estimated mark-to-market value of the Company’s remaining realized gains as a result of these offsetting hedges were approximately $23.5 million relating to the years ended December 31, 2018, incorporating strip pricing as of April 28, 2017, but excluding adjustments for credit risk.

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

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Net cash provided by / (used in) operating activities	$13,583	$(4,826)
Net cash (used in) / provided by investing activities	(16,913)	35,165
Net cash (used in) / provided by financing activities	(22,604)	1,573
Net increase (decrease) in cash	$(25,934)	$31,912

Cash flow provided by / (used in) operating activities

Net cash provided by operating activities was $13.6 million during the three months ended March 31, 2017 as compared to net cash used in operating activities of $4.8 million during the three months ended March 31, 2016. The increase in operating cash flows was primarily due to the $15.6 million increase in oil and gas revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, driven by an increase in commodity prices.

Cash flow (used in) / provided by investing activities

Net cash used in investing activities was $16.9 million during the three months ended March 31, 2017 as compared to net cash provided by investing activities of $35.2 million during the three months ended March 31, 2016. The decrease in investing cash flow was primarily driven by increased capital spending, following the temporary suspension of the drilling program late in 2015 and continuing into early 2016.

Cash flow (used in) / provided by financing activities

Net cash used in financing activities was $22.6 million during the three months ended March 31, 2017 as compared to net cash provided by financing activities of $1.6 million during the three months ended March 31, 2016. The decrease in financing cash flows was primarily due to net repayments under the Revolver of $23.0 million during the three months ended March 31, 2017.

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

During 2016, JEH generated taxable income, resulting in the payment of cash tax distributions to JEH unitholders. As a result of JEH’s 2016 taxable income (all of which is passed-through and taxed to us and JEH’s other unitholders), during the three months ended March 31, 2017, we made further income tax payments to federal and state taxing authorities of $4.1 million and JEH made further tax distributions to JEH unitholders (other than us) of $0.6 million.

Based on information available as of this filing, we do not anticipate that we will be required to make any additional tax payments or that JEH will make any additional tax distributions during the remainder of 2017. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

There have been no other material changes in our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as with the unaudited consolidated financial statements and notes included in this Quarterly Report.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile and have decreased significantly since 2014. Depressed commodity prices have continued into 2017 and historically low commodity prices may exist for an extended period. Taking into consideration the business environment in which we operate, we continually review our oil and gas properties for indicators of potential impairment. No such indicators were present at March 31, 2017.

Our revenues and net income are sensitive to crude oil, NGL and natural gas prices which have been and are expected to continue to be highly volatile. The recent volatility in crude oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. Although we are unable to predict future commodity prices, a prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserves. The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the prices used for our December 31, 2016 Reserve Report had been replaced with the unweighted arithmetic average of the first-day-of-the-month prices for the applicable commodity for the trailing 12-month period ended March 31, 2017 (without regard to our commodity derivative positions and without assuming any change in development plans, costs, or other variables), then estimated proved reserves volumes as of December 31, 2016 would have increased by approximately 2.3%. The use of this pricing example is for illustration purposes only, and does not indicate management’s view on future commodity prices, costs or other variables, or represent a forecast or estimate of the actual amount by which our proved reserves may fluctuate when a full assessment of our reserves is completed as of December 31, 2017.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at March 31, 2017 was a net asset of $39.0 million.

Counterparty risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. We evaluate the credit standing of our counterparties, but do not require them to post collateral. The majority of our derivative contracts currently in place are with lenders under our Revolver, who have investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of the senior secured revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The base rate margins under the terminated term loan were 6.0% to 7.0% depending on the base rate used and the amount of the loan outstanding. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the three months ended March 31, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.59%, 6.75% and 9.25%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Assessment of Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Our Annual Report on Form 10-K for the year ended December 31, 2016 included a report of management’s assessment regarding internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 14 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated in this item by reference.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Amended and Restated Registration Rights and Stockholders Agreement, dated May 2, 2017, among Jones Energy, Inc., Jones Energy Holdings, LLC and the other parties thereto.
10.1*	Form of Restricted Stock Unit Award Agreement
10.2*	Form of Performance Share Unit Award Agreement
10.3*	Form of Performance Unit Award Agreement
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Jonny Jones (Principal Executive Officer).
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).
32.1**	Section 1350 Certification of Jonny Jones (Principal Executive Officer).
32.2**	Section 1350 Certification of Robert J. Brooks (Principal Financial Officer).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* - filed herewith

** - furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jones Energy, Inc.

(registrant)

Date: May 5, 2017	By:	/s/ Robert J. Brooks
Name: Robert J. Brooks
Title: Chief Financial Officer (Principal Financial Officer)

Signature Page to Form 10-Q (Q1 2017)