Form 10-Q
period 2017-09-30
Jones Energy, Inc.
filed 2017-11-08
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

On November 1, 2017, the Registrant had 87,043,604 shares of Class A common stock outstanding and 11,028,964 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report specifically include the expectations of plans, strategies, objectives and anticipated financial and operating results of the Company, our expectations regarding our ability to drill the recently acquired acreage in the Merge, our potential decrease in capital spending if profitability or cash flows are lower than anticipated, our ability to mitigate commodity price risk through our hedging program, JEH’s obligations to pay cash distributions, expectations regarding litigation, our belief that we will be able to identify and prioritize projects with the greatest expected returns, our ability to amend our senior secured revolving credit facility to modify certain financial covenants, our expectations regarding our working capital balance and our ability to borrow to manage it, and our ability to successfully execute our 2017 development plan. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company, which may cause actual results to differ materially from those implied or expressed by the forward-looking statements. These include, but are not limited to, changes in prices for oil, natural gas liquids, and natural gas prices, weather, including its impact on oil and natural gas demand and weather-related delays on operations, the amount, nature and timing of planned capital expenditures, availability and method of funding acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, customers’ elections to reject ethane and include it as part of the natural gas stream, ability to fund our 2017 capital expenditure budget, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting the Company’s business and other important factors that could cause actual results to differ materially from those projected as described in the Company’s reports filed with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands of dollars)	2017	2016
Assets
Current assets
Cash	$5,478	$34,642
Accounts receivable, net
Oil and gas sales	29,136	26,568
Joint interest owners	17,533	5,267
Other	3,870	6,061
Commodity derivative assets	7,590	24,100
Other current assets	10,391	2,684
Total current assets	73,998	99,322
Oil and gas properties, net, at cost under the successful efforts method	1,578,739	1,743,588
Other property, plant and equipment, net	2,565	2,996
Commodity derivative assets	1,608	34,744
Other assets	4,668	6,050
Total assets	$1,661,578	$1,886,700
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$67,550	$36,527
Oil and gas sales payable	21,510	28,339
Accrued liabilities	24,472	25,707
Commodity derivative liabilities	15,696	14,650
Other current liabilities	3,224	2,584
Total current liabilities	132,452	107,807
Long-term debt	698,740	724,009
Deferred revenue	5,632	7,049
Commodity derivative liabilities	5,355	1,209
Asset retirement obligations	19,239	19,458
Liability under tax receivable agreement	55,096	43,045
Other liabilities	1,010	792
Deferred tax liabilities	2,732	2,905
Total liabilities	920,256	906,274
Commitments and contingencies (Note 15)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at September 30, 2017 and 1,840,000 shares issued and outstanding at December 31, 2016	89,413	88,975
Stockholders' equity
Class A common stock, $0.001 par value; 74,376,391 shares issued and 74,353,789 shares outstanding at September 30, 2017 and 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	74	57
Class B common stock, $0.001 par value; 23,718,779 shares issued and outstanding at September 30, 2017 and 29,832,098 shares issued and outstanding at December 31, 2016	24	30
Treasury stock, at cost: 22,602 shares at September 30, 2017 and December 31, 2016	(358)	(358)
Additional paid-in-capital	534,499	447,137
Retained (deficit) / earnings	(181,226)	(8,652)
Stockholders' equity	353,013	438,214
Non-controlling interest	298,896	453,237
Total stockholders’ equity	651,909	891,451
Total liabilities and stockholders' equity	$1,661,578	$1,886,700

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars except per share data)	2017	2016	2017	2016
Operating revenues
Oil and gas sales	$43,636	$32,582	$132,427	$86,060
Other revenues	566	771	1,634	2,295
Total operating revenues	44,202	33,353	134,061	88,355
Operating costs and expenses
Lease operating	9,458	7,865	27,689	24,027
Production and ad valorem taxes	2,757	1,733	4,641	5,061
Exploration	1,969	998	11,638	1,237
Depletion, depreciation and amortization	46,353	36,550	127,343	116,449
Impairment of oil and gas properties	—	—	148,016	—
Accretion of ARO liability	253	323	720	913
General and administrative	7,819	6,448	24,493	22,078
Total operating expenses	68,609	53,917	344,540	169,765
Operating income (loss)	(24,407)	(20,564)	(210,479)	(81,410)
Other income (expense)
Interest expense	(12,817)	(12,792)	(38,381)	(40,397)
Gain on debt extinguishment	—	—	—	99,530
Net gain (loss) on commodity derivatives	(32,539)	4,014	11,308	(18,769)
Other income (expense)	(13,692)	364	14,389	251
Other income (expense), net	(59,048)	(8,414)	(12,684)	40,615
Income (loss) before income tax	(83,455)	(28,978)	(223,163)	(40,795)
Income tax provision (benefit)	(492)	(6,549)	(2,707)	(8,234)
Net income (loss)	(82,963)	(22,429)	(220,456)	(32,561)
Net income (loss) attributable to non-controlling interests	(18,157)	(12,576)	(72,047)	(18,374)
Net income (loss) attributable to controlling interests	$(64,806)	$(9,853)	$(148,409)	$(14,187)
Dividends and accretion on preferred stock	(1,966)	(765)	(5,959)	(765)
Net income (loss) attributable to common shareholders	$(66,772)	$(10,618)	$(154,368)	$(14,952)

Earnings (loss) per share (1) :
Basic - Net income (loss) attributable to common shareholders	$(0.91)	$(0.24)	$(2.30)	$(0.40)
Diluted - Net income (loss) attributable to common shareholders	$(0.91)	$(0.24)	$(2.30)	$(0.40)

Weighted average Class A shares outstanding (1) :
Basic	73,089	44,993	67,029	37,299
Diluted	73,089	44,993	67,029	37,299

(1)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2016	57,025	$57	29,832	$30	23	$(358)	$447,137	$(8,652)	$453,237	$891,451
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	706	(706)	—	—
Stock-compensation expense	759	1	—	—	—	—	5,239	—	—	5,240
Cash tax distribution	—	—	—	—	—	—	—	—	(562)	(562)
Sale of common stock	3,716	3	—	—	—	—	8,329	—	—	8,332
Stock dividends on common stock	5,000	5	—	—	—	—	17,495	(17,500)	—	—
Exchange of Class B shares for Class A shares	6,113	6	(6,113)	(6)	—	—	53,441	—	(81,732)	(28,291)
Dividends and accretion on preferred stock	1,740	2	—	—	—	—	2,152	(5,959)	—	(3,805)
Net income (loss)	—	—	—	—	—	—	—	(148,409)	(72,047)	(220,456)
Balance at September 30, 2017	74,353	$74	23,719	$24	23	$(358)	$534,499	$(181,226)	$298,896	$651,909

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities
Net income (loss)	$(220,456)	$(32,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	127,343	116,449
Exploration (dry hole and lease abandonment)	8,680	945
Impairment of oil and gas properties	148,016	—
Accretion of ARO liability	720	913
Amortization of debt issuance costs	2,930	3,083
Stock compensation expense	5,702	5,269
Deferred and other non-cash compensation expense	335	614
Amortization of deferred revenue	(1,417)	(1,828)
(Gain) loss on commodity derivatives	(11,308)	18,769
(Gain) loss on sales of assets	131	(68)
(Gain) on debt extinguishment	—	(99,530)
Deferred income tax provision	80	(11,824)
Change in liability under tax receivable agreement	(15,831)	(422)
Other - net	1,892	1,227
Changes in operating assets and liabilities
Accounts receivable	(15,070)	8,964
Other assets	(8,238)	(466)
Accrued interest expense	2,028	(1,050)
Accounts payable and accrued liabilities	15,888	6,425
Net cash provided by operations	41,425	14,909
Cash flows from investing activities
Additions to oil and gas properties	(179,152)	(212,419)
Net adjustments to purchase price of properties acquired	2,391	—
Proceeds from sales of assets	60,422	1,615
Acquisition of other property, plant and equipment	(603)	(194)
Current period settlements of matured derivative contracts	69,412	106,151
Net cash (used in) investing	(47,530)	(104,847)
Cash flows from financing activities
Proceeds from issuance of long-term debt	102,000	75,000
Repayment of long-term debt	(129,000)	(42,000)
Purchase of senior notes	—	(84,589)
Payment of cash dividends on preferred stock	(3,367)	—
Net distributions paid to JEH unitholders	(562)	(10,109)
Net payments for share based compensation	(462)	—
Proceeds from sale of common stock	8,332	65,548
Proceeds from sale of preferred stock	—	88,236
Net cash (used in) / provided by financing	(23,059)	92,086
Net increase (decrease) in cash	(29,164)	2,148
Cash
Beginning of period	34,642	21,893
End of period	$5,478	$24,041
Supplemental disclosure of cash flow information
Cash paid for interest	$33,736	$38,380
Change in accrued additions to oil and gas properties	7,982	9,031
Asset retirement obligations incurred, including changes in estimate	437	6,785

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of September 30, 2017, the Company held 74,353,789 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 23,718,779 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

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

2.        Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2016 and the financial statements reported for September 30, 2017 and 2016 and each of the three and nine-month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements for the periods ended September 30, 2017 and 2016 have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

There have been no significant changes in our use of estimates since those reported in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Production taxes

During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million, which was recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. No further refunds were received during the second or third quarters of 2017.

Recent Accounting Pronouncements

Adopted in the current year-to-date period:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation” (Topic 718). This amendment is intended to simplify the accounting for share-based payment awards to employees, specifically in regard to (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments are effective for interim and annual reporting periods beginning after December 15, 2016. Therefore, the Company has adopted ASU 2016-09 effective as of January 1, 2017. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings for forfeitures of $0.7 million as of January 1, 2017. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

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

To be adopted in a future period:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the Accounting Standards Codification (“ASC”), topic 606, “Revenue from Contracts with Customers.” This standard sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The amendments are now effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted.

The Company is in the process of comparing our current revenue recognition policies to the new requirements for each of our revenue categories based upon review of our current contracts by product category and homogenous groupings. To date, our analysis of these homogenous groupings does not indicate any significant change to our current revenue recognition methodology, although we do expect some changes in presentation of gross revenues and expenses upon adoption of the standard; such costs are currently offset against revenues. Our evaluation is not yet complete, and we have not fully concluded on the overall impacts of adopting the new requirements. In addition to changes in the presentation of the Company’s Consolidated Statement of Operations, we expect to expand disclosures related to revenue recognition. The Company will continue to further evaluate the effect that the adoption of Update 2014-09 and Update 2015-14 will have on our financial statements and disclosures. We anticipate adoption of Update 2014-09 and Update 2015-14 effective as of January 1, 2018 applied on a modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This amendment requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases. We anticipate adoption of ASU 2016-02 effective as of January 1, 2019.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging” (Topic 815). The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with current GAAP. This standard expands an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The standard also eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the standard simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impacts of the amendment to our financial statements and accounting practices for hedging, as well as our anticipated adoption date which would occur either on or before January 1, 2019.

3.        Revision of Previously Issued Financial Statements

During the preparation of the closing of our Arkoma divestiture (as defined in Note 4) in the third quarter 2017, it was determined that the carrying value of the Arkoma Assets (as defined in Note 4) were overstated resulting in a $13.9 million overstatement of the Impairment of oil and gas properties upon the change in classification of the Held for sale assets (as defined in Note 4) at June 30, 2017. This error also resulted in a $2.3 million understatement of the Liability under the tax receivable agreement.  These errors resulted in the misstatement of our previously issued financial statements relating to the period ended June 30, 2017.

The following table presents the effect of the errors on our Consolidated Balance Sheet:

	June 30, 2017
(in thousands of dollars)	As corrected	As filed	Change
Assets
Current assets
Other current assets	$11,198	$11,381	$(183)
Total current assets	101,524	101,707	(183)
Oil and gas properties, net, at cost under the successful efforts method	1,559,861	1,545,991	13,870
Total assets	$1,739,706	$1,726,019	$13,687
Liabilities and Stockholders' Equity
Liability under tax receivable agreement	$14,140	$11,807	$2,333
Total liabilities	889,081	886,748	2,333
Stockholders' equity
Retained (deficit) / earnings	(114,454)	(121,477)	7,023
Stockholders' equity	362,675	355,652	7,023
Non-controlling interest	398,662	394,331	4,331
Total stockholders’ equity	761,337	749,983	11,354
Total liabilities and stockholders' equity	$1,739,706	$1,726,019	$13,687

The following tables separately present the effect of the errors on our Consolidated Statement of Operations for the three and six-month periods:

	Three months ended June 30, 2017
(in thousands of dollars except per share data)	As corrected	As filed	Change
Operating costs and expenses
Impairment of oil and gas properties	$148,016	$161,886	$(13,870)
Total operating expenses	221,191	235,061	(13,870)
Operating income (loss)	(172,565)	(186,435)	13,870
Other income (expense)
Other income (expense)	27,501	29,834	(2,333)
Other income (expense), net	36,351	38,684	(2,333)
Income (loss) before income tax	(136,214)	(147,751)	11,537
Income tax provision (benefit)	(2,236)	(2,419)	183
Net income (loss)	(133,978)	(145,332)	11,354
Net income (loss) attributable to non-controlling interests	(51,762)	(56,093)	4,331
Net income (loss) attributable to controlling interests	$(82,216)	$(89,239)	$7,023
Net income (loss) attributable to common shareholders	$(84,182)	$(91,205)	$7,023

Earnings (loss) per share (1) :
Basic - Net income (loss) attributable to common shareholders	$(1.28)	$(1.39)	$0.11
Diluted - Net income (loss) attributable to common shareholders	$(1.28)	$(1.39)	$0.11

Weighted average Class A shares outstanding (1) :
Basic	65,681	65,681	—
Diluted	65,681	65,681	—

	Six months ended June 30, 2017
(in thousands of dollars except per share data)	As corrected	As filed	Change
Operating costs and expenses
Impairment of oil and gas properties	$148,016	$161,886	$(13,870)
Total operating expenses	275,931	289,801	(13,870)
Operating income (loss)	(186,072)	(199,942)	13,870
Other income (expense)
Other income (expense)	28,081	30,414	(2,333)
Other income (expense), net	46,364	48,697	(2,333)
Income (loss) before income tax	(139,708)	(151,245)	11,537
Income tax provision (benefit)	(2,215)	(2,398)	183
Net income (loss)	(137,493)	(148,847)	11,354
Net income (loss) attributable to non-controlling interests	(53,890)	(58,221)	4,331
Net income (loss) attributable to controlling interests	$(83,603)	$(90,626)	$7,023
Net income (loss) attributable to common shareholders	$(87,596)	$(94,619)	$7,023

Earnings (loss) per share (1) :
Basic - Net income (loss) attributable to common shareholders	$(1.37)	$(1.48)	$0.11
Diluted - Net income (loss) attributable to common shareholders	$(1.37)	$(1.48)	$0.11

Weighted average Class A shares outstanding (1) :
Basic	63,948	63,948	—
Diluted	63,948	63,948	—

________________________________________

(1) All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

The following table presents the effect of the errors on our Statement of Changes in Stockholders’ Equity:

	Six months ended June 30, 2017
	Retained		Total
	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Earnings	Interest	Equity
As corrected - Net income (loss)	$(83,603)	$(53,890)	$(137,493)
As filed - Net income (loss)	$(90,626)	$(58,221)	(148,847)
Change - Net income (loss)	$7,023	$4,331	$11,354

As corrected - Balance at June 30, 2017	$(114,454)	$398,662	$761,337
As filed - Balance at June 30, 2017	$(121,477)	$394,331	$749,983
Change - Balance at June 30, 2017	$7,023	$4,331	$11,354

The following table presents the effect of the errors on our Consolidated Statements of Cash Flows:

	Six months ended June 30, 2017
(in thousands of dollars)	As corrected	As filed	Change
Cash flows from operating activities
Net income (loss)	$(137,493)	$(148,847)	$11,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment of oil and gas properties	148,016	161,886	(13,870)
Change in liability under tax receivable agreement	(28,266)	(30,599)	2,333
Changes in operating assets and liabilities
Other assets	(12,407)	(12,590)	183
Net cash provided by operations	21,478	21,478	—
Net increase (decrease) in cash	(28,388)	(28,388)	—
Cash
Beginning of period	34,642	34,642	—
End of period	$6,254	$6,254	$—

We assessed the materiality of the errors on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements, (“ASC 250”) and concluded that the errors were not material to any prior periods. The Company will revise our Consolidated Statement of Operations for the three and six-month periods ended June 30, 2017 and our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 in future filings to correct the errors.

4.        Acquisitions and Divestitures

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into several purchase and sale agreements, as described below.

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

Anadarko Acquisition

On August 25, 2016, JEH acquired producing and undeveloped oil and gas assets in the Western Anadarko basin (the “Anadarko Acquisition”) for final consideration of $25.9 million. This transaction was accounted for as a business combination. The Company allocated $32.3 million to “Oil and gas properties,” with $3.0 million allocated to “Unproved” properties, $17.0 million allocated to “Proved” properties, and $12.3 million allocated to “Wells and equipment and related facilities”, based on the respective fair values of the assets acquired. Additionally, the Company allocated $6.4 million to our ARO liability associated with those proved properties. As of September 30, 2017, the measurement-period has closed. The Anadarko Acquisition did not result in a significant impact to revenues or net income and as such, pro forma financial information is not included. The Company funded the Anadarko Acquisition with cash on hand.

The assets acquired in the Anadarko Acquisition included interests in 174 wells, 59% of which were operated by the company, and approximately 25,000 net acres in Lipscomb and Ochiltree Counties in the Texas Panhandle. As of the closing date, the acquired acreage was producing approximately 900 barrels of oil equivalent per day.

Arkoma Divestiture

On August 1, 2017, JEH closed its previously announced agreement to sell its Arkoma Basin properties (the “Arkoma Assets”) for a purchase price of $65.0 million, prior to customary effective date adjustments of $7.3 million, and subject to customary post-close adjustments (the “Arkoma Divestiture”). JEH may also receive up to $2.5 million in contingent payments based on natural gas prices. No amounts have been recorded related to this contingent payment as of September 30, 2017.

As of June 30, 2017, the Arkoma Assets and related liabilities (the “Held for sale assets”) were classified as held for sale due to the pending Arkoma Divestiture. Upon the classification change occurring on June 30, 2017, the Company ceased recording depletion on the Held for sale assets. Based on the Company’s sales price, the Company recognized an estimated impairment charge of $148.0 million at June 30, 2017 which has been included in Impairment of oil and gas properties on the Company’s Consolidated Statement of Operations.

5.        Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands of dollars)	2017	2016
Mineral interests in properties
Unproved	$190,722	$213,153
Proved	882,386	1,054,683
Wells and equipment and related facilities	1,375,932	1,395,291
	2,449,040	2,663,127
Less: Accumulated depletion and impairment	(870,301)	(919,539)
Net oil and gas properties	$1,578,739	$1,743,588

There were no exploratory wells drilled during the nine months ended September 30, 2017 or 2016. As such, no associated costs were capitalized and no exploratory wells resulted in exploration expense during either period.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. During the three and nine months ended September 30, 2017, the Company capitalized $0.1 million and $0.3 million, respectively, associated with such in progress projects. The Company did not capitalize any interest during the three and nine months ended September 30, 2016 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $46.1 million and $126.6 million for the three and nine months ended September 30, 2017, respectively, and $36.3 million and $115.6 million for the three and nine months ended September 30, 2016, respectively.

The Company continues to monitor its proved and unproved properties for impairment. No impairments of proved or unproved properties were recorded as a result of our standard impairment assessment during the nine months ended September 30, 2017 or 2016. However, as noted in Note 4, “Acquisitions and Divestitures - Arkoma Divestiture,” the Company recognized an impairment charge of $148.0 million during the nine months ended September 30, 2017 resulting from the sale of the Arkoma Assets.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands of dollars)	2017	2016
Leasehold improvements	$1,186	$1,213
Furniture, fixtures, computers and software	4,391	4,170
Vehicles	1,768	1,677
Aircraft	910	910
Other	211	284
	8,466	8,254
Less: Accumulated depreciation and amortization	(5,901)	(5,258)
Net other property, plant and equipment	$2,565	$2,996

Depreciation and amortization of other property, plant and equipment amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

6.        Long-Term Debt

Long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

(in thousands of dollars)	September 30, 2017	December 31, 2016
Revolver	$151,000	$178,000
2022 Notes	409,148	409,148
2023 Notes	150,000	150,000
Total principal amount	710,148	737,148
Less: unamortized discount	(5,481)	(6,240)
Less: debt issuance costs, net	(5,927)	(6,899)
Total carrying amount	$698,740	$724,009

Senior Unsecured Notes

On April 1, 2014, JEH and Jones Energy Finance Corp., JEH’s wholly owned subsidiary formed for the sole purpose of co-issuing certain of JEH’s debt (collectively, the “Issuers”), sold $500.0 million in aggregate principal amount of the Issuers’ 6.75% senior notes due 2022 (the “2022 Notes”). The Company used the net proceeds from the issuance of the 2022 Notes to repay certain indebtedness and for working capital and general corporate purposes. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014. The 2022 Notes were registered in March 2015.

On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the “2023 Notes”) in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver (as defined below) and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015. The 2023 Notes were registered in February 2016.

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open-market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million for the twelve months ended December 31, 2016, on a pre-tax basis. This income is recorded in Gain on debt extinguishment on the Company’s

Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws.

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

As of September 30, 2017, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Other Long-Term Debt

The Company has a Senior Secured Revolving Credit Facility (the “Revolver”) with a syndicate of banks. On May 15, 2017 at its bi-annual redetermination, the borrowing base under the Revolver was reaffirmed at $425.0 million. Upon closing of the Arkoma Divestiture on August 1, 2017, the Company’s borrowing base was reduced to $375.0 million, where it remained as of September 30, 2017. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver.

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

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 1.50% to 2.50% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 0.50% to 1.50% based on the level of borrowing base utilization at such time. For the three and nine months ended September 30, 2017, the average interest rates under the Revolver were 3.12% and 2.84%, respectively, on average outstanding balances of $172.9 million and $187.5 million, respectively. For the three and nine months ended September 30, 2016, the average interest rates under the Revolver were 2.29% and 2.38%, respectively, on average outstanding balances of $184.5 million and $170.9 million, respectively.

Total interest and commitment fees under the Revolver were $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2016, respectively.

Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

•	a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 4.00 to 1.00 as of the last day of any fiscal quarter; and

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter.

As of September 30, 2017, our total leverage ratio was 3.90 to 1.00 and our current ratio was 2.49 to 1.00, as calculated based on the requirements in our covenants. We were in compliance with all terms of our Revolver at September 30, 2017.

If an event of default exists under the Revolver, the lenders would be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

Going Concern Assessment and Management’s Plans

Pursuant to the FASB ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As discussed above in “Other Long-Term Debt”, the Company has an obligation to maintain certain financial ratios in accordance with our covenants under the Revolver. Specifically, we are required to maintain a total leverage ratio of not greater than 4.00 to 1.00 and a current ratio of not less than 1.00 to 1.00, each as of the last day of any fiscal quarter. As of September 30, 2017, we were in compliance with all terms of our Revolver, with a total leverage ratio of 3.90 to 1.00 and a current ratio of 2.49 to 1.00. However, based on current projections, we expect to breach the total leverage ratio under our Revolver beginning with the next measurement date of December 31, 2017.

Management has initiated negotiations with our lenders under the Revolver to, among other things, modify or suspend the financial covenant requirements discussed above, thereby suspending our need to comply with the total leverage ratio for a specified period of time. We expect negotiations with our lenders will be finalized in advance of our next financial ratio measurement date of December 31, 2017. However, there can be no assurances that the requisite lenders under our Revolver approve any such amendment.

Any failure to comply with the conditions and covenants in our Revolver that is not waived by our lenders or otherwise cured could lead to a termination of our Revolver, acceleration of all amounts due under our Revolver, or trigger cross default provisions under other financing arrangements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

7.        Derivative Instruments and Hedging Activities

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

The following tables summarize our hedging positions as of September 30, 2017:

Hedging Positions

	September 30, 2017
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$44.60	$85.60	$51.97	December 2020
	Offset exercise price	$42.00	$42.00	$42.00
	Net barrels per month	55,000	216,000	116,462
Natural gas swaps	Exercise price	$2.76	$4.57	$2.98	December 2020
	Net MMbtu per month	700,000	1,890,000	1,169,231
Natural gas liquids swaps	Exercise price	$18.06	$72.52	$29.08	December 2018
	Barrels per month	130,000	145,000	139,333
Natural gas basis swaps	Exercise price	$(0.50)	$(0.30)	$(0.39)	March 2019
	Net MMbtu per month	300,000	800,000	564,706
Oil collars	Puts (floors)	$45.00	$50.00	$48.52	December 2019
	Calls (ceilings)	$56.60	$61.00	$59.64
	Net barrels per month	65,000	73,000	67,500
Natural gas collars	Puts (floors)	$2.55	$2.55	$2.55	December 2019
	Calls (ceilings)	$3.08	$3.41	$3.19
	Net barrels per month	950,000	1,050,000	990,833

The Company recognized net losses on derivative instruments of $32.5 million and net gains of $11.3 million for the three and nine months ended September 30, 2017, respectively. The Company recognized net gains on derivative instruments of $4.0 million and net losses of $18.8 million for the three and nine months ended September 30, 2016, respectively.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for an equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially leaves the underlying production open to fluctuations in market prices. Based on the original contract terms of these purchased swaps, the gains would be recognized as the hedge contracts mature in 2018 and 2019. See further discussion below. Information related to these purchased oil and natural gas swap contracts is presented in the table above as the “offset exercise price”, and the volumes in the table above are presented “net” of such purchased oil and natural gas swap contracts.

During the three and nine months ended September 30, 2017, the Company unwound its realized 2018 and 2019 hedges resulting in approximately $14.8 million and $42.8 million, respectively, of recognized gains which have been included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations.

Offsetting Assets and Liabilities

As of September 30, 2017, the counterparties to our commodity derivative contracts consisted of seven financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
September 30, 2017
Commodity derivative contracts
Assets	$18,805	$(9,607)	$9,198	$—	$9,198
Liabilities	(30,658)	9,607	(21,051)	—	(21,051)
December 31, 2016
Commodity derivative contracts
Assets	$79,649	$(20,805)	$58,844	$—	$58,844
Liabilities	(36,664)	20,805	(15,859)	—	(15,859)

8.        Fair Value Measurement

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

The financial instruments carried at fair value as of September 30, 2017 and December 31, 2016, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	September 30, 2017
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$7,590	$—	$7,590
Long-term assets (1)	—	(344)	1,952	1,608
Current liabilities	—	14,587	1,109	15,696
Long-term liabilities	—	4,250	1,105	5,355

(in thousands of dollars)	December 31, 2016
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$24,100	$—	$24,100
Long-term assets (2)	—	36,384	(1,640)	34,744
Current liabilities	—	13,636	1,014	14,650
Long-term liabilities	—	892	317	1,209

(1)

Level 2 long-term assets are negative as a result of the netting of our commodity derivatives reflected on our Consolidated Balance Sheet as of September 30, 2017. Our agreements include set-off provisions, as noted in Note 7, “Derivative Instruments and Hedging Activities - Offsetting Assets and Liabilities”.

(2)

Level 3 long-term assets are negative as a result of the netting of our commodity derivatives reflected on our Consolidated Balance Sheet as of December 31, 2016. Our agreements include set-off provisions, as noted in Note 7, “Derivative Instruments and Hedging Activities - Offsetting Assets and Liabilities”.

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of September 30, 2017:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(1,266)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$22.89 - $23.94 per barrel
Crude oil collars	$1,988	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel
Natural gas collars	$(984)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$2.55 - $3.41 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the nine months ended September 30, 2017. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

The following table summarizes the Company’s commodity derivative contract activity involving Level 3 instruments during the nine months ended September 30, 2017:

(in thousands of dollars)
Balance at December 31, 2016, net	$(2,971)
Purchases	(775)
Settlements	1,115
Transfers to Level 2	—
Transfers to Level 3	—
Changes in fair value	2,369
Balance at September 30, 2017, net	$(262)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	September 30, 2017		December 31, 2016
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$151,000	$151,000	$178,000	$178,000
2022 Notes	409,148	338,496	409,148	393,150
2023 Notes	150,000	124,560	150,000	153,375

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

The fair value of the 2023 Notes (as defined in Note 6) is based on indicative pricing that is available in the public market. Accordingly, the 2023 Notes are classified as Level 2 in the valuation hierarchy as the pricing is based on quoted market prices for the debt securities but is not actively traded.

9.        Asset Retirement Obligations

A summary of the Company’s Asset Retirement Obligations (“ARO”) for the nine months ended September 30, 2017 is as follows:

(in thousands of dollars)
Balance at December 31, 2016	$20,058
Liabilities incurred	698
Accretion of ARO liability	720
Liabilities settled due to sale of related properties	(1,202)
Liabilities settled due to plugging and abandonment	(174)
Change in estimate	(261)
Total ARO balance at September 30, 2017	19,839
Less: Current portion of ARO	(600)
Total long-term ARO at September 30, 2017	$19,239

10.        Stock-based Compensation

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

The following table summarizes information related to the vesting of Management Units as of September 30, 2017:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2016	90,762	$15.00
Granted	—	—
Forfeited	—	—
Vested	(45,381)	15.00
Unvested at September 30, 2017	45,381	$15.00

Stock compensation expense associated with the Management Units was $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

2013 Omnibus Incentive Plan

Under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), established in conjunction with the Company’s IPO and restated on May 4, 2016 following approval by the Company’s stockholders, the Company has reserved a total of 8,185,771 shares of Class A common stock for non-employee director, consultant, and employee stock-based compensation awards, as adjusted for the effects of the Special Stock Dividend and the preferred stock dividends paid in shares, as described in Note 12 “Stockholders’ and Mezzanine equity”.

The Company granted (i) performance share unit and restricted stock unit awards to certain officers and employees and (ii) restricted shares of Class A common stock to the Company’s non-employee directors under the LTIP during 2014, 2015, 2016 and 2017. During 2016 and 2017, the Company also granted performance unit awards to certain members of the senior management team under the LTIP.

All share and earnings per share information presented for awards made under the LTIP has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of September 30, 2017:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	1,359,142	$5.60
Adjustment (1)	72,871	—
Granted	2,394,290	2.32
Forfeited	(174,703)	3.22
Vested	(577,729)	6.68
Unvested at September 30, 2017	3,073,871	$2.93

(1)

Increase of 0.002195 units for each unvested restricted stock unit awards at the time of the Company’s May 15, 2017 preferred stock dividend for the portion of such dividend paid in shares of the Company’s Class A common stock and of 0.021931 units for each unvested restricted stock unit award at the time of the

Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Stock compensation expense associated with the employee restricted stock unit awards was $1.1 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the performance share unit awards granted during the nine months ended September 30, 2017:

2017
Performance
Share
Unit Awards
Forecast period (years)	2.71
Risk-free interest rate	1.34%
Jones stock price volatility	78.93%

For the performance share units granted during the nine months ended September 30, 2017, the Monte Carlo simulation model resulted in approximately 29% of performance share units expected to be earned.

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of September 30, 2017:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	942,073	$6.25
Adjustment (1)	35,912	—
Granted	519,562	2.24
Forfeited	(23,552)	9.42
Vested	—	—
Unvested at September 30, 2017	1,473,995	$4.64

(1)

Increase of 0.002195 units for each unvested performance share unit award at the time of the Company’s May 15, 2017 preferred stock dividend for the portion of such dividend paid in shares of the Company’s Class A common stock and of 0.021931 units for each unvested performance share unit award at the time of the Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Stock compensation expense associated with the performance share unit awards was $0.7 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.00 to $200.00 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined using a Monte Carlo simulation model, as of the grant date, which resulted in an estimated final value upon vesting of $0.4 and $1.3 million for awards made during 2017 and 2016, respectively. The fair value measured as of September 30, 2017 was $0.8 million.

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the performance unit awards granted during the nine months ended September 30, 2017:

2017
Performance
Unit Awards
Forecast period (years)	2.71
Risk-free interest rate	1.34%
Jones stock price volatility	78.93%

For the performance units granted during the nine months ended September 30, 2017, the Monte Carlo simulation model resulted in an expected payout of $28.25 per performance unit as of the grant date.

Stock compensation expense associated with the performance unit awards was an expense of less than $0.1 million for the three and nine months ended September 30, 2017, respectively and $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of September 30, 2017, unrecognized compensation expense of $0.5 million related to the performance unit awards, subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period, and is expected to be recognized over the remaining weighted average service period of 1.7 years.

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

The following table summarizes information related to the total value of the awards to the Board of Directors as of September 30, 2017:

		Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2016	152,050	$3.68
Adjustment (1)	3,948	—
Granted	180,000	2.25
Forfeited	—	—
Vested	(152,050)	3.68
Unvested at September 30, 2017	183,948	$2.20

(1)

Increase of 0.021931 units for each unvested performance share unit award at the time of the Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Stock compensation expense associated with awards to the members of the Board of Directors was $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

11.       Income Taxes

The Company records federal and state income tax liabilities associated with its status as a corporation. The Company recognizes a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

The Company’s effective tax rate was 0.6% and 1.2% for the three and nine months ended September 30, 2017, respectively, and 22.6% and 20.2% for the three and nine months ended September 30, 2016, respectively. The effective tax rate reduction is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets. The effective rate differs from the statutory rate of 35% due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, the valuation allowance recorded against deferred tax assets, and other permanent differences between book and tax accounting.

The Company’s income tax provision was a benefit of $0.5 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, and a benefit of $6.5 million and $8.2 million for the three and nine months ended September 30, 2016, respectively.

The following table summarizes information related to the allocation of the income tax provision between the controlling and non-controlling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Jones Energy, Inc.	$(495)	$(6,254)	$(2,711)	$(7,900)
Non-controlling interest	3	(295)	4	(334)
Income tax provision (benefit)	$(492)	$(6,549)	$(2,707)	$(8,234)

The Company had deferred tax assets for its federal and state net operating loss carry forwards at September 30, 2017 recorded in its deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2017, we have a valuation allowance of $5.4 million as a result of management’s assessment of the realizability of federal and state deferred tax assets.

Internal Revenue Code ("IRC") Section 382 addresses corporate shareholder changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change as defined under the IRC. The Company experienced an ownership change within the meaning of IRC Section 382 during the third quarter that will subject a portion of the Company’s net operating loss carryforwards and other tax attributes to an IRC Section 382 limitation in future periods.

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

The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. As of September 30, 2017 and December 31, 2016, the Company had a gross TRA liability of $60.7 million and $45.7 million, respectively. As a result of the valuation allowance recorded against the Company’s deferred tax assets associated with prior exchanges, the TRA liability was reduced, as the payment of the TRA liability is dependent on the realizability of the associated deferred tax assets. As of September 30, 2017 and December 31, 2016, the amount of the TRA liability was reduced by $4.9 million and $2.7 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of September 30, 2017 and December 31, 2016, the Company had recorded a net TRA liability of $55.8 million and $43.0 million, respectively, for the estimated payments that will be made to the Class B shareholders who have exchanged shares, after adjusting for the TRA liability reduction, along with corresponding deferred tax assets, net of valuation allowances, of $65.7 million and $50.6 million, respectively, as a result of the increase in tax basis from such shares exchanged by current and former Class B shareholders.

As of September 30, 2017, the Company had not made any significant payments under the TRA to Class B shareholders who have exchanged JEH Units and Class B common stock for Class A common stock. The Company anticipates making a payment of approximately $0.6 million under the TRA with respect to cash savings that the Company will realize on its 2016 tax returns as a result of tax attributes arising from prior exchanges, to be paid in the first quarter of 2018.

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

A Special Committee of the Board of Directors comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions during the three and nine months ended September 30, 2017 of $0.0 million and $1.7 million, respectively. Distributions during the year were made pro-rata to all members of JEH, and included a $1.1 million payment to the Company and a $0.6 million payment to JEH unitholders other than the Company. During the three and nine months ended September 30, 2016 the Company made aggregate cash tax distributions of $0.0 million and $20.0 million to its unitholders towards its total 2016 projected tax distribution obligation. The distributions were made pro-rata to all members of JEH, and included a $9.9 million payment to the Company, and a $10.1 million payment to JEH unitholders other than the Company. All tax distributions were paid as a result of JEH’s 2016 taxable income.

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

During the nine months ended September 30, 2017, the Company sold approximately 3.7 million Class A Shares under the Equity Distribution Agreement for net proceeds of approximately $8.4 million ($8.7 million gross proceeds, net of approximately $0.3 million in commissions and professional services expenses). During the three months ended September 30, 2017, the Company did not sell any Class A Shares under the Equity Distribution Agreement. The Company used the net proceeds from the sale of shares under the Equity Distribution Agreement for general corporate purposes. As of September 30, 2017, approximately $62.2 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

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

Each share of Series A preferred stock has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time, into approximately 17.0683 shares of Class A common stock after adjusting the conversion ratio for the effects of the Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, (which is equivalent to a conversion price of approximately $2.93 per share after adjusting for the effects of the Special Stock Dividend), subject to specified further adjustments and limitations as set forth in the certificate of designations for the Series A preferred stock. Based on the adjusted conversion rate and the full exercise of the Preferred Stock Underwriters’ over-allotment option, approximately 31.4 million shares of Class A common stock would be issuable upon conversion of all the Series A preferred stock.

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

A summary of the Company’s Mezzanine equity for the nine months ended September 30, 2017 is as follows:

(in thousands of dollars)
Mezzanine equity at December 31, 2016	$88,975
Dividends on preferred stock, net	—
Accretion on preferred stock	438
Mezzanine equity at September 30, 2017	$89,413

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

On July 13, 2017, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On August 15, 2017, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the 5-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of May 15, 2017 through August 14, 2017 to shareholders of record as of August 1, 2017.

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

13.      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of non-vested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three and nine months ended September 30, 2017, 3,073,871 restricted stock units, 1,473,995 performance share units, and 31,405,587 shares from the convertible Class A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Income (numerator):
Net income (loss) attributable to controlling interests	$(64,806)	$(9,853)	$(148,409)	$(14,187)
Less: Dividends and accretion on preferred stock	(1,966)	(765)	(5,959)	(765)
Net income (loss) attributable to common shareholder	$(66,772)	$(10,618)	$(154,368)	$(14,952)
Weighted-average shares (denominator): (1)
Weighted-average number of shares of Class A common stock - basic	73,089	44,993	67,029	37,299
Weighted-average number of shares of Class A common stock - diluted	73,089	44,993	67,029	37,299
Earnings (loss) per share: (1)
Basic - Net income (loss) attributable to common shareholders	$(0.91)	$(0.24)	$(2.30)	$(0.40)
Diluted - Net income (loss) attributable to common shareholders	$(0.91)	$(0.24)	$(2.30)	$(0.40)

(1)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

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

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. The Company amortized $0.5 million and $1.4 million, respectively, of the deferred revenue balance during the three and nine months ended September 30, 2017, and $0.6 million and $1.8 million, respectively, of the deferred revenue balance during the three and nine months ended September 30, 2016. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of $15.0 million Monarch equity interests to JEH, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company’s chief executive officer and chairman of the Board of Directors, and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers, including Mike McConnell, Robert Brooks and Eric Niccum. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Jonny Jones, Mike McConnell and Eric Niccum. As of September 30, 2017, equity interests in Monarch of $0.4 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the three and nine months ended September 30, 2017, equity interests in Monarch of $0.3 million were distributed to management under the incentive plan. The Company recognized expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, respectively, in connection with the incentive plan.

In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $0.5 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, associated with the approximately 0.3 MMBoe and 0.9 MMBoe, respectively, of oil production transported under the agreement. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third parties, after passing through the gathering and transportation system. The audit committee of the Board of Directors reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

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

Issuance of Class A Shares

In connection with the August 2016 issuance of Class A common stock pursuant to an underwritten public offering as described above under “Item 11. Stockholders’ and Mezzanine equity—Offering of Class A Common Stock,” affiliates of JVL Advisors, L.L.C. (“JVL”), who then owned more than 5% of a class of voting securities of the Company, purchased 9,025,270 shares of Class A common stock, prior to adjustment for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, in the offering, for gross proceeds to the Company of $25.0 million, before underwriting discounts and commissions of $1.1 million.

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

15.      Commitments and Contingencies

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

In an action filed on June 12, 2015 in the 31st District Court of Hemphill County, Texas, Donna Kim Flowers and Mitchell Kirk Flowers v. Jones Energy, LLC f/k/a Jones Energy Limited, LLC f/k/a Jones Energy, Ltd. (Case No. 7225), the Company was sued by Donna Kim Flowers and Mitchell Kirk Flowers (the “plaintiffs”). The plaintiffs own surface rights to property located in Hemphill County, Texas. The mineral rights are leased to third parties, and the Company is the operator of the Oil and Gas Mineral Lease. On May 28, 2010, the plaintiffs and the Company entered into a Surface Use Agreement concerning the Company’s operations on the property, which require the Company to minimize disruption and damage to the plaintiffs’ surface rights. The plaintiffs allege that the Company is in breach of such contract, and seek monetary damages. In June 2016, the Company presented a settlement offer to the plaintiffs. As a result of this settlement offer, the Company accrued $1.5 million related to its estimated obligation under this settlement offer. This accrual was included in accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2016, and the charge was recorded as general and administrative expense on the Company’s Consolidated Statement of Operations during the second quarter of 2016. In June 2017, the Company presented a revised settlement offer to the plaintiffs and the plaintiff accepted. The settlement was paid in cash during June 2017. Upon settlement, the Company recognized an additional charge of $1.4 million which was recorded as general and administrative expense on the Company’s Consolidated Statement of Operations during the second quarter of 2017.

16.      Subsequent Events

Class B to Class A Share Exchanges

On October 2, 2017, certain Class B shareholders, including Metalmark, exchanged an aggregate of 12,689,815 shares of Class B common stock (together with a corresponding number of JEH Units) for shares of Class A common stock on a one-for-one basis (the “October Exchanges”). As of September 30, 2017 and December 31, 2016, the Company had recorded a TRA liability of $55.8 million and $43.0 million, respectively, for the estimated payments that will be made to Class B shareholders who have exchanged shares of Class B common stock, after adjusting for the TRA liability reduction as a result of the increase in tax basis arising from such exchanges. After the October Exchanges, the gross TRA liability increased by approximately $50.3 million. Substantially all of the increase in TRA liability will be offset as a result of the valuation allowance recorded against the deferred tax asset generated in the exchange, the utilization of which would lead to payment of the TRA liability.

Preferred Stock Dividend Declared

On October 9, 2017, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock, to be paid entirely in shares of Class A common stock (the “November Preferred Dividend”). The price per share of the Class A common stock used to determine the number of shares issued will equal 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. The November Preferred Dividend will be paid on November 15, 2017 for the period beginning on the last payment date of August 15, 2017 through November 14, 2017 to shareholders of record as of November 1, 2017.

17.      Subsidiary Guarantors

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

As of September 30, 2017, the Company held 74,353,789 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 23,718,779 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH.

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

During the preparation of the condensed consolidating financial information of Jones Energy, Inc. and Subsidiaries in the second quarter of 2017, it was determined that the Issuer Investment in subsidiaries and the related Eliminations at December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and understated by $453.2 million. Additionally, it was determined that the Guarantor Subsidiaries Intercompany payable balances and the related Eliminations and the Issuer Intercompany receivable and the related Eliminations at December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and overstated by $453.2 million and $80.0 million, respectively. In addition, it was determined that the Issuer Equity interest in income (loss) and the related Eliminations for the three and nine months period ended September 30, 2016 as filed in the Company’s third quarter 2016 Form 10-Q were improperly calculated and understated by $13.2 million and $19.1 million, respectively. Lastly, it was determined that the Issuer Adjustments to reconcile net income (loss) to net cash provided by operating activities and the related Eliminations for the nine months period ended September 30, 2016 as filed in the Company’s third quarter 2016 Form 10-Q was improperly calculated and overstated by $19.1 million.

The errors, which the Company has determined are not material to this disclosure, had no impact on the total assets of the Parent or the Guarantor Subsidiaries and are eliminated upon consolidation, and therefore have no impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company has revised the Condensed Consolidating Balance Sheets for the Issuer, Guarantor Subsidiaries and Eliminations as of December 31, 2016, the Condensed Consolidating Income Statements for the Issuer and Eliminations for the three and nine months period ended September 30, 2016 and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016 to correct for these errors.

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

September 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$3,254	$35	$2,169	$20	$—	$5,478
Accounts receivable, net
Oil and gas sales	—	—	29,136	—	—	29,136
Joint interest owners	—	—	17,533	—	—	17,533
Other	—	2,162	1,708	—	—	3,870
Commodity derivative assets	—	7,590	—	—	—	7,590
Other current assets	3,128	431	6,832	—	—	10,391
Intercompany receivable	199,444	1,104,136	—	—	(1,303,580)	—
Total current assets	205,826	1,114,354	57,378	20	(1,303,580)	73,998
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,578,739	—	—	1,578,739
Other property, plant and equipment, net	—	—	2,015	550	—	2,565
Commodity derivative assets	—	1,608	—	—	—	1,608
Other assets	—	3,707	961	—	—	4,668
Investment in subsidiaries	292,368	298,896	—	—	(591,264)	—
Total assets	$498,194	$1,418,565	$1,639,093	$570	$(1,894,844)	$1,661,578
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$59	$67,491	$—	$—	$67,550
Oil and gas sales payable	—	—	21,510	—	—	21,510
Accrued liabilities	33	14,593	9,845	1	—	24,472
Commodity derivative liabilities	—	15,696	—	—	—	15,696
Other current liabilities	639	1,985	600	—	—	3,224
Intercompany payable	—	—	1,300,579	3,001	(1,303,580)	—
Total current liabilities	672	32,333	1,400,025	3,002	(1,303,580)	132,452
Long-term debt	—	698,740	—	—	—	698,740
Deferred revenue	—	5,632	—	—	—	5,632
Commodity derivative liabilities	—	5,355	—	—	—	5,355
Asset retirement obligations	—	—	19,239	—	—	19,239
Liability under tax receivable agreement	55,096	—	—	—	—	55,096
Other liabilities	—	310	700	—	—	1,010
Deferred tax liabilities	—	2,732	—	—	—	2,732
Total liabilities	55,768	745,102	1,419,964	3,002	(1,303,580)	920,256
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at September 30, 2017	89,413	—	—	—	—	89,413
Stockholders’/ members' equity (deficit)
Members' equity	—	673,463	219,129	(2,432)	(890,160)	—
Class A common stock, $0.001 par value; 74,376,391 shares issued and 74,353,789 shares outstanding at September 30, 2017	74	—	—	—	—	74
Class B common stock, $0.001 par value; 23,718,779 shares issued and outstanding at September 30, 2017	24	—	—	—	—	24
Treasury stock, at cost: 22,602 shares at September 30, 2017	(358)	—	—	—	—	(358)
Additional paid-in-capital	534,499	—	—	—	—	534,499
Retained earnings (deficit)	(181,226)	—	—	—	—	(181,226)
Stockholders' equity (deficit)	353,013	673,463	219,129	(2,432)	(890,160)	353,013
Non-controlling interest	—	—	—	—	298,896	298,896
Total stockholders’ equity	353,013	673,463	219,129	(2,432)	(591,264)	651,909
Total liabilities and stockholders’ equity	$498,194	$1,418,565	$1,639,093	$570	$(1,894,844)	$1,661,578

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$27,164	$1,975	$5,483	$20	$—	$34,642
Accounts receivable, net
Oil and gas sales	—	—	26,568	—	—	26,568
Joint interest owners	—	—	5,267	—	—	5,267
Other	—	5,434	627	—	—	6,061
Commodity derivative assets	—	24,100	—	—	—	24,100
Other current assets	—	422	2,262	—	—	2,684
Intercompany receivable	15,666	1,100,834	—	—	(1,116,500)	—
Total current assets	42,830	1,132,765	40,207	20	(1,116,500)	99,322
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,743,588	—	—	1,743,588
Other property, plant and equipment, net	—	—	2,378	618	—	2,996
Commodity derivative assets	—	34,744	—	—	—	34,744
Other assets	—	5,265	785	—	—	6,050
Investment in subsidiaries	531,363	453,237	—	—	(984,600)	—
Total assets	$574,193	$1,626,011	$1,786,958	$638	$(2,101,100)	$1,886,700
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$13	$36,514	$—	$—	$36,527
Oil and gas sales payable	—	—	28,339	—	—	28,339
Accrued liabilities	3,874	11,227	10,597	9	—	25,707
Commodity derivative liabilities	—	14,650	—	—	—	14,650
Other current liabilities	—	1,984	600	—	—	2,584
Intercompany payable	—	—	1,113,704	2,796	(1,116,500)	—
Total current liabilities	3,874	27,874	1,189,754	2,805	(1,116,500)	107,807
Long-term debt	—	724,009	—	—	—	724,009
Deferred revenue	—	7,049	—	—	—	7,049
Commodity derivative liabilities	—	1,209	—	—	—	1,209
Asset retirement obligations	—	—	19,458	—	—	19,458
Liability under tax receivable agreement	43,045	—	—	—	—	43,045
Other liabilities	—	269	523	—	—	792
Deferred tax liabilities	85	2,820	—	—	—	2,905
Total liabilities	47,004	763,230	1,209,735	2,805	(1,116,500)	906,274
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at December 31, 2016	88,975	—	—	—	—	88,975
Stockholders’/ members' equity (deficit)
Members' equity	—	862,781	577,223	(2,167)	(1,437,837)	—
Class A common stock, $0.001 par value; 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	57	—	—	—	—	57
Class B common stock, $0.001 par value; 29,832,098 shares issued and outstanding at December 31, 2016	30	—	—	—	—	30
Treasury stock, at cost: 22,602 shares at December 31, 2016	(358)	—	—	—	—	(358)
Additional paid-in-capital	447,137	—	—	—	—	447,137
Retained earnings (deficit)	(8,652)	—	—	—	—	(8,652)
Stockholders' equity (deficit)	438,214	862,781	577,223	(2,167)	(1,437,837)	438,214
Non-controlling interest	—	—	—	—	453,237	453,237
Total stockholders’ equity	438,214	862,781	577,223	(2,167)	(984,600)	891,451
Total liabilities and stockholders’ equity	$574,193	$1,626,011	$1,786,958	$638	$(2,101,100)	$1,886,700

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$43,636	$—	$—	$43,636
Other revenues	—	475	91	—	—	566
Total operating revenues	—	475	43,727	—	—	44,202
Operating costs and expenses
Lease operating	—	—	9,458	—	—	9,458
Production and ad valorem taxes	—	—	2,757	—	—	2,757
Exploration	—	—	1,969	—	—	1,969
Depletion, depreciation and amortization	—	—	46,330	23	—	46,353
Impairment of oil and gas properties	—	—	—	—	—	—
Accretion of ARO liability	—	—	253	—	—	253
General and administrative	—	3,044	4,705	70	—	7,819
Total operating expenses	—	3,044	65,472	93	—	68,609
Operating income (loss)	—	(2,569)	(21,745)	(93)	—	(24,407)
Other income (expense)
Interest expense	—	(12,917)	100	—	—	(12,817)
Net gain (loss) on commodity derivatives	—	(32,539)	—	—	—	(32,539)
Other income (expense)	(12,417)	(25)	(1,250)	—	—	(13,692)
Other income (expense), net	(12,417)	(45,481)	(1,150)	—	—	(59,048)
Income (loss) before income tax	(12,417)	(48,050)	(22,895)	(93)	—	(83,455)
Equity interest in income (loss)	(52,955)	(18,083)	—	—	71,038	—
Income tax provision (benefit)	(566)	74	—	—	—	(492)
Net income (loss)	(64,806)	(66,207)	(22,895)	(93)	71,038	(82,963)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(18,157)	(18,157)
Net income (loss) attributable to controlling interests	$(64,806)	$(66,207)	$(22,895)	$(93)	$89,195	$(64,806)
Dividends and accretion on preferred stock	(1,966)	—	—	—	—	(1,966)
Net income (loss) attributable to common shareholders	$(66,772)	$(66,207)	$(22,895)	$(93)	$89,195	$(66,772)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$132,427	$—	$—	$132,427
Other revenues	—	1,417	217	—	—	1,634
Total operating revenues	—	1,417	132,644	—	—	134,061
Operating costs and expenses
Lease operating	—	—	27,689	—	—	27,689
Production and ad valorem taxes	—	—	4,641	—	—	4,641
Exploration	—	—	11,638	—	—	11,638
Depletion, depreciation and amortization	—	—	127,275	68	—	127,343
Impairment of oil and gas properties	—	—	148,016	—	—	148,016
Accretion of ARO liability	—	—	720	—	—	720
General and administrative	—	8,957	15,336	200	—	24,493
Total operating expenses	—	8,957	335,315	268	—	344,540
Operating income (loss)	—	(7,540)	(202,671)	(268)	—	(210,479)
Other income (expense)
Interest expense	—	(38,673)	292	—	—	(38,381)
Net gain (loss) on commodity derivatives	—	11,308	—	—	—	11,308
Other income (expense)	15,831	(72)	(1,370)	—	—	14,389
Other income (expense), net	15,831	(27,437)	(1,078)	—	—	(12,684)
Income (loss) before income tax	15,831	(34,977)	(203,749)	(268)	—	(223,163)
Equity interest in income (loss)	(167,027)	(71,966)	—	—	238,993	—
Income tax provision (benefit)	(2,787)	80	—	—	—	(2,707)
Net income (loss)	(148,409)	(107,023)	(203,749)	(268)	238,993	(220,456)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(72,047)	(72,047)
Net income (loss) attributable to controlling interests	$(148,409)	$(107,023)	$(203,749)	$(268)	$311,040	$(148,409)
Dividends and accretion on preferred stock	(5,959)	—	—	—	—	(5,959)
Net income (loss) attributable to common shareholders	$(154,368)	$(107,023)	$(203,749)	$(268)	$311,040	$(154,368)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$32,582	$—	$—	$32,582
Other revenues	—	587	184	—	—	771
Total operating revenues	—	587	32,766	—	—	33,353
Operating costs and expenses
Lease operating	—	—	7,865	—	—	7,865
Production and ad valorem taxes	—	—	1,733	—	—	1,733
Exploration	—	—	998	—	—	998
Depletion, depreciation and amortization	—	—	36,527	23	—	36,550
Accretion of ARO liability	—	—	323	—	—	323
General and administrative	—	2,928	3,476	44	—	6,448
Total operating expenses	—	2,928	50,922	67	—	53,917
Operating income (loss)	—	(2,341)	(18,156)	(67)	—	(20,564)
Other income (expense)
Interest expense	—	(12,652)	(140)	—	—	(12,792)
Net gain (loss) on commodity derivatives	—	4,014	—	—	—	4,014
Other income (expense)	261	(25)	128	—	—	364
Other income (expense), net	261	(8,663)	(12)	—	—	(8,414)
Income (loss) before income tax	261	(11,004)	(18,168)	(67)	—	(28,978)
Equity interest in income (loss)	(15,999)	(13,240)	—	—	29,239	—
Income tax provision (benefit)	(5,885)	(664)	—	—	—	(6,549)
Net income (loss)	(9,853)	(23,580)	(18,168)	(67)	29,239	(22,429)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(12,576)	(12,576)
Net income (loss) attributable to controlling interests	$(9,853)	$(23,580)	$(18,168)	$(67)	$41,815	$(9,853)
Dividends and accretion on preferred stock	(765)	—	—	—	—	(765)
Net income (loss) attributable to common shareholders	$(10,618)	$(23,580)	$(18,168)	$(67)	$41,815	$(10,618)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$86,060	$—	$—	$86,060
Other revenues	—	1,828	467	—	—	2,295
Total operating revenues	—	1,828	86,527	—	—	88,355
Operating costs and expenses
Lease operating	—	—	24,027	—	—	24,027
Production and ad valorem taxes	—	—	5,061	—	—	5,061
Exploration	—	—	1,237	—	—	1,237
Depletion, depreciation and amortization	—	—	116,385	64	—	116,449
Accretion of ARO liability	—	—	913	—	—	913
General and administrative	—	8,782	13,087	209	—	22,078
Total operating expenses	—	8,782	160,710	273	—	169,765
Operating income (loss)	—	(6,954)	(74,183)	(273)	—	(81,410)
Other income (expense)
Interest expense	—	(40,417)	20	—	—	(40,397)
Gain on debt extinguishment	—	99,530	—	—	—	99,530
Net gain (loss) on commodity derivatives	—	(18,769)	—	—	—	(18,769)
Other income (expense)	423	(298)	126	—	—	251
Other income (expense), net	423	40,046	146	—	—	40,615
Income (loss) before income tax	423	33,092	(74,037)	(273)	—	(40,795)
Equity interest in income (loss)	(22,130)	(19,088)	—	—	41,218	—
Income tax provision (benefit)	(7,520)	(714)	—	—	—	(8,234)
Net income (loss)	(14,187)	14,718	(74,037)	(273)	41,218	(32,561)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(18,374)	(18,374)
Net income (loss) attributable to controlling interests	$(14,187)	$14,718	$(74,037)	$(273)	$59,592	$(14,187)
Dividends and accretion on preferred stock	(765)	—	—	—	—	(765)
Net income (loss) attributable to common shareholders	$(14,952)	$14,718	$(74,037)	$(273)	$59,592	$(14,952)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(148,409)	$(107,023)	$(203,749)	$(268)	$238,993	$(220,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	118,459	64,770	317,377	268	(238,993)	261,881
Net cash (used in) / provided by operations	(29,950)	(42,253)	113,628	—	—	41,425
Cash flows from investing activities
Additions to oil and gas properties	—	—	(179,152)	—	—	(179,152)
Net adjustments to purchase price of properties acquired	—	—	2,391	—	—	2,391
Proceeds from sales of assets	—	—	60,422	—	—	60,422
Acquisition of other property, plant and equipment	—	—	(603)	—	—	(603)
Current period settlements of matured derivative contracts	—	69,412	—	—	—	69,412
Net cash (used in) / provided by investing	—	69,412	(116,942)	—	—	(47,530)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	102,000	—	—	—	102,000
Repayment of long-term debt	—	(129,000)	—	—	—	(129,000)
Payment of cash dividends on preferred stock	(3,367)	—	—	—	—	(3,367)
Net distributions paid to JEH unitholders	1,075	(1,637)	—	—	—	(562)
Net payments for share based compensation	—	(462)	—	—	—	(462)
Proceeds from sale of common stock	8,332	—	—	—	—	8,332
Net cash (used in) / provided by financing	6,040	(29,099)	—	—	—	(23,059)
Net increase (decrease) in cash	(23,910)	(1,940)	(3,314)	—	—	(29,164)
Cash
Beginning of period	27,164	1,975	5,483	20	—	34,642
End of period	$3,254	$35	$2,169	$20	$—	$5,478

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(14,187)	$14,718	$(74,037)	$(273)	$41,218	$(32,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(134,592)	(53,206)	276,213	273	(41,218)	47,470
Net cash (used in) / provided by operations	(148,779)	(38,488)	202,176	—	—	14,909
Cash flows from investing activities
Additions to oil and gas properties	—	—	(212,419)	—	—	(212,419)
Proceeds from sales of assets	—	—	1,615	—	—	1,615
Acquisition of other property, plant and equipment	—	—	(194)	—	—	(194)
Current period settlements of matured derivative contracts	—	106,151	—	—	—	106,151
Net cash (used in) / provided by investing	—	106,151	(210,998)	—	—	(104,847)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Repayment under long-term debt	—	(42,000)	—	—	—	(42,000)
Purchase of senior notes	—	(84,589)	—	—	—	(84,589)
Net distributions paid to JEH unitholders	9,910	(20,019)	—	—	—	(10,109)
Proceeds from sale of common stock	65,548	—	—	—	—	65,548
Proceeds from sale of preferred stock	88,236	—	—	—	—	88,236
Net cash (used in) / provided by financing	163,694	(71,608)	—	—	—	92,086
Net increase (decrease) in cash	14,915	(3,945)	(8,822)	—	—	2,148
Cash						—
Beginning of period	100	12,448	9,325	20	—	21,893
End of period	$15,015	$8,503	$503	$20	$—	$24,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2017, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report and in our quarterly report for the quarter ended March 31, 2017, filed with the Commission on May 5, 2017 and our quarterly report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on August 7, 2017. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Texas and Oklahoma. Our Chairman and Chief Executive Officer, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown rapidly by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko basin, having concentrated our operations in the Anadarko basin for over 25 years. We have drilled approximately 905 total wells as operator, including nearly 730 horizontal wells, since our formation and delivered compelling rates of return over various commodity price cycles. Our operations are focused on horizontal drilling and completions within two distinct areas in the Texas Panhandle and Oklahoma:

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

Third Quarter and Year-to-Date 2017 Highlights:

•	Strong initial rates seen from six recently completed wells in the Merge, with rates still increasing.

•	First pair of long lateral Merge wells drilled at Company-record pace, currently undergoing completions.

•	Suspended drilling activity in Western Anadarko, released last remaining rig in October.

•	Average daily net production for third quarter 2017 of 21.4 MBoe/d.

•	Working with lenders to increase financial flexibility to enable increased Merge activity in 2018.

•	Net loss for the third quarter of 2017 of $83.0 million, non-GAAP adjusted net loss of $10.9 million, or a loss of $0.13 per share, and EBITDAX of $47.1 million.

Updated Capital Expenditures Outlook

As previously announced on August 3, 2017, we have revised our full year 2017 budget for capital expenditures to be $250.0 million versus the initial budget of $275.0 million. The updated budget reflects reduced activity in the Cleveland, realized and projected cost inflation, increased costs related to frac designs in the Merge, increased costs related to long lateral drilling, and less than anticipated non-op spending from the initial budget. The Company continues to have a high degree of flexibility in its program and could take further action if conditions merit

Results of Operations

The following table sets forth selected financial data of Jones Energy, Inc. for the periods indicated.

(in thousands of dollars except for	Three Months Ended September 30,			Nine Months Ended September 30,
production, sales price and average cost data)	2017	2016	Change	2017	2016	Change
Revenues:
Oil	$21,566	$15,817	$5,749	$63,145	$45,239	$17,906
Natural gas	9,421	9,580	(159)	33,615	21,237	12,378
NGLs	12,649	7,185	5,464	35,667	19,584	16,083
Total oil and gas	43,636	32,582	11,054	132,427	86,060	46,367
Other	566	771	(205)	1,634	2,295	(661)
Total operating revenues	44,202	33,353	10,849	134,061	88,355	45,706
Costs and expenses:
Lease operating	9,458	7,865	1,593	27,689	24,027	3,662
Production and ad valorem taxes	2,757	1,733	1,024	4,641	5,061	(420)
Exploration	1,969	998	971	11,638	1,237	10,401
Depletion, depreciation and amortization	46,353	36,550	9,803	127,343	116,449	10,894
Impairment of oil and gas properties	—	—	—	148,016	—	148,016
Accretion of ARO liability	253	323	(70)	720	913	(193)
General and administrative	7,819	6,448	1,371	24,493	22,078	2,415
Total costs and expenses	68,609	53,917	14,692	344,540	169,765	174,775
Operating income (loss)	(24,407)	(20,564)	(3,843)	(210,479)	(81,410)	(129,069)
Other income (expenses):
Interest expense	(12,817)	(12,792)	(25)	(38,381)	(40,397)	2,016
Gain on debt extinguishment	—	—	—	—	99,530	(99,530)
Net gain (loss) on commodity derivatives	(32,539)	4,014	(36,553)	11,308	(18,769)	30,077
Other income/(expense)	(13,692)	364	(14,056)	14,389	251	14,138
Total other income (expense)	(59,048)	(8,414)	(50,634)	(12,684)	40,615	(53,299)
Income (loss) before income tax	(83,455)	(28,978)	(54,477)	(223,163)	(40,795)	(182,368)
Income tax provision (benefit)	(492)	(6,549)	6,057	(2,707)	(8,234)	5,527
Net income (loss)	(82,963)	(22,429)	(60,534)	(220,456)	(32,561)	(187,895)
Net income (loss) attributable to non-controlling interests	(18,157)	(12,576)	(5,581)	(72,047)	(18,374)	(53,673)
Net income (loss) attributable to controlling interests	$(64,806)	$(9,853)	$(54,953)	$(148,409)	$(14,187)	$(134,222)
Dividends and accretion on preferred stock	(1,966)	(765)	(1,201)	(5,959)	(765)	(5,194)
Net income (loss) attributable to common shareholders	$(66,772)	$(10,618)	$(56,154)	$(154,368)	$(14,952)	$(139,416)

Net production volumes:
Oil (MBbls)	481	396	85	1,391	1,271	120
Natural gas (MMcf)	5,171	4,602	569	15,663	14,130	1,533
NGLs (MBbls)	627	549	78	1,833	1,633	200
Total (MBoe)	1,970	1,712	258	5,835	5,259	576
Average net (Boe/d)	21,413	18,609	2,804	21,374	19,193	2,181
Average sales price, unhedged:
Oil (per Bbl), unhedged	$44.84	$39.94	$4.90	$45.40	$35.59	$9.81
Natural gas (per Mcf), unhedged	1.82	2.08	(0.26)	2.15	1.50	0.65
NGLs (per Bbl), unhedged	20.17	13.09	7.08	19.46	11.99	7.47
Combined (per Boe), unhedged	22.15	19.03	3.12	22.70	16.36	6.34
Average sales price, hedged:
Oil (per Bbl), hedged	$79.50	$87.34	$(7.84)	$81.44	$86.26	$(4.82)
Natural gas (per Mcf), hedged	3.62	3.46	0.16	3.77	3.51	0.26
NGLs (per Bbl), hedged	13.63	17.54	(3.91)	14.30	17.40	(3.10)
Combined (per Boe), hedged	33.26	35.12	(1.86)	34.03	35.69	(1.66)
Average costs (per BOE):
Lease operating	$4.80	$4.59	$0.21	$4.75	$4.57	$0.18
Production and ad valorem taxes	1.40	1.01	0.39	0.80	0.96	(0.16)
Depletion, depreciation and amortization	23.53	21.35	2.18	21.82	22.14	(0.32)
General and administrative	3.97	3.77	0.20	4.20	4.20	—

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Reconciliation of net income to EBITDAX
Net income (loss)	$(82,963)	$(22,429)	$(220,456)	$(32,561)
Interest expense	12,817	12,792	38,381	40,397
Exploration expense	1,969	998	11,638	1,237
Income taxes	(492)	(6,549)	(2,707)	(8,234)
Depreciation and depletion	46,353	36,550	127,343	116,449
Impairment of oil and natural gas properties	—	—	148,016	—
Accretion of ARO liability	253	323	720	913
Change in TRA liability	12,435	(260)	(15,831)	(422)
Other non-cash charges	585	116	1,892	1,227
Stock compensation expense	1,966	2,185	5,702	5,269
Deferred and other non-cash compensation expense	155	213	335	614
Net (gain) loss on derivative contracts	32,539	(4,014)	(11,308)	18,769
Current period settlements of matured derivative contracts	21,892	27,538	66,145	101,619
Amortization of deferred revenue	(475)	(587)	(1,417)	(1,828)
(Gain) loss on sale of assets	12	(69)	131	(68)
(Gain) on debt extinguishment	—	—	—	(99,530)
Financing expenses and other loan fees	24	25	72	298
EBITDAX	$47,070	$46,832	$148,656	$144,149

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

The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2017	2016	2017	2016
Net income (loss)	$(82,963)	$(22,429)	$(220,456)	$(32,561)
Net (gain) loss on derivative contracts	32,539	(4,014)	(11,308)	18,769
Current period settlements of matured derivative contracts	21,892	27,538	66,145	101,619
Impairment of oil and gas properties	—	—	148,016	—
Exploration	1,969	998	11,638	1,237
Non-cash stock compensation expense	1,966	2,185	5,702	5,269
Deferred and other non-cash compensation expense	155	213	335	614
(Gain) on debt extinguishment	—	—	—	(99,530)
Financing expenses	—	—	—	—
Tax impact of adjusting items (1)	(15,543)	(5,374)	(48,666)	(5,705)
Change in TRA liability	12,435	(260)	(15,831)	(422)
Change in valuation allowance	16,616	106	62,105	498
Adjusted net income (loss)	(10,934)	(1,037)	(2,320)	(10,212)
Adjusted net income (loss) attributable to non-controlling interests	(3,665)	(1,074)	(6,683)	(6,640)
Adjusted net income (loss) attributable to controlling interests	(7,269)	37	4,363	(3,572)
Dividends and accretion on preferred stock	(1,966)	(765)	(5,959)	(765)
Adjusted net income (loss) attributable to common shareholders	$(9,235)	$(728)	$(1,596)	$(4,337)

Earnings per share (basic and diluted): (2)	$(0.91)	$(0.24)	$(2.30)	$(0.40)
Net (gain) loss on derivative contracts	0.33	(0.05)	(0.07)	0.24
Current period settlements of matured derivative contracts	0.23	0.35	0.69	1.41
Impairment of oil and gas properties	—	—	1.51	—
Exploration	0.02	0.01	0.12	0.02
Non-cash stock compensation expense	0.02	0.03	0.06	0.07
Deferred and other non-cash compensation expense	—	—	—	0.01
(Gain) on debt extinguishment	—	—	—	(1.32)
Financing expenses	—	—	—	—
Tax impact of adjusting items (1)	(0.21)	(0.12)	(0.73)	(0.15)
Change in TRA liability	0.17	—	(0.24)	(0.01)
Change in valuation allowance	0.22	—	0.94	0.01
Adjusted earnings per share (basic and diluted)	$(0.13)	$(0.02)	$(0.02)	$(0.12)

Weighted average Class A shares outstanding: (2)
Basic	73,089	44,993	67,029	37,299
Diluted	73,089	44,993	67,029	37,299
Effective tax rate on net income (loss) attributable to controlling interests	37.9%	35.5%	37.9%	35.5%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

(2)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

Results of Operations - Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

Operating revenues

Oil and gas sales. Oil and gas sales increased $11.0 million, or 33.7%, to $43.6 million for the three months ended September 30, 2017, as compared to $32.6 million for the three months ended September 30, 2016. The increase was attributable to the increase in production volumes ($6.4 million) and the increase in commodity prices ($4.6 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $39.94 per Bbl for the three months ended September 30, 2016 to $44.84 per Bbl for the three months ended September 30, 2017, or 12.3%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $2.08 per Mcf for the three months ended September 30, 2016 to $1.82 per Mcf for the three months ended September 30, 2017, or 12.5%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $13.09 per Bbl for the three months ended September 30, 2016 to $20.17 per Bbl for the three months ended September 30, 2017, or 54.1%. Average daily production increased 15.1% to 21,413 Boe per day for the three months ended September 30, 2017 as compared to 18,609 Boe per day for the three months ended September 30, 2016.

Costs and expenses

Lease operating. Lease operating expenses increased by $1.6 million, or 20.3%, to $9.5 million for the three months ended September 30, 2017, as compared to $7.9 million for the three months ended September 30, 2016. The increase in lease operating expenses is primarily attributable to the increase in number of producing wells. On a per unit basis, lease operating expenses increased $0.21 per Boe, or 4.6%, from $4.59 per Boe in the three months ended September 30, 2016 to $4.80 per Boe in the three months ended September 30, 2017.

Production and ad valorem taxes. Production and ad valorem taxes increased by $1.1 million, or 64.7%, to $2.8 million for the three months ended September 30, 2017, as compared to $1.7 million for the three months ended September 30, 2016. Production taxes increased $0.7 million, from $1.5 million for the three months ended September 30, 2016 to $2.2 million for the three months ended September 30, 2017. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Further, estimated ad valorem taxes increased $0.3 million, from $0.2 million for the three months ended September 30, 2016 to $0.5 million for the three months ended September 30, 2017. The average effective rate excluding the impact of ad valorem taxes increased from 4.7% for the three months ended September 30, 2016 to 5.1% for the three months ended September 30, 2017.

Exploration. Exploration expense increased from $1.0 million for the three months ended September 30, 2016 to $2.0 million for the three months ended September 30, 2017. The Company recognized charges for lease abandonment of $1.8 million relating to certain leases that the Company decided during the third quarter of 2017 not to develop. Spending during 2017 primarily related to geological data and seismic processing associated with unproved acreage. No exploratory wells resulted in exploration expense during the three months ended September 30 of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $9.8 million, or 26.8%, to $46.4 million for the three months ended September 30, 2017, as compared to $36.6 million for the three months ended September 30, 2016. On a per unit basis, depletion expense increased $2.18 per Boe or 10.2% from $21.35 per Boe for the three months ended September 30, 2016 to $23.53 per Boe for the three months ended September 30, 2017. The increase was primarily the result of capital spending related to our drilling program.

General and administrative. General and administrative expenses increased by $1.4 million, or 21.9%, to $7.8 million for the three months ended September 30, 2017, as compared to $6.4 million for the three months ended September 30, 2016. The increase was primarily attributable to increased headcount associated with the opening of our Oklahoma City office. Non-cash compensation expense decreased $0.3 million, from $2.4 million for the three months ended September 30, 2016 to $2.1 million for the three months ended September 30, 2017. On a per unit basis, general and administrative expenses, excluding all non-cash items, increased from $2.30 per Boe for the three months ended September 30, 2016 to $2.60 per Boe for the three months ended September 30, 2017.

Interest expense. Interest expense remained consistent at $12.8 million for the three months ended September 30, 2017 and 2016. During the three months ended September 30, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 3.12%, 6.75% and 9.25%, respectively. Average outstanding balances for the three months ended September 30, 2017 were $172.9 million, $409.1 million and $150.0 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net loss of $32.5 million for the three months ended September 30, 2017, as compared to a net gain of $4.0 million for the three months ended September 30, 2016. The loss was primarily driven by higher average crude oil prices ($48.18 per barrel) for the three months ended September 30, 2017, as compared to the crude oil prices as of June 30, 2017 ($46.02 per barrel). The Company unwound its realized 2018 hedges resulting in recognized gains of approximately $14.8 million for the three months ended September 30, 2017. See Note 7, “Derivative Instruments and Hedging Activities,” for further details.

Other income (expense). Other income (expense) for the three months ended September 30, 2017 was net expense of $13.7 million, as compared to net income of $0.4 million for the three months ended September 30, 2016. Other income (expense) during the three months ended September 30, 2017 primarily related to a decrease in the TRA valuation allowance which resulted in expense of $12.4 million.

Income taxes. The provision for federal and state income taxes for the three months ended September 30, 2017 was a benefit of $0.5 million resulting in a 0.6% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to a benefit of $6.5 million resulting in a 22.6% effective tax rate as a percentage of our pre-tax book income for the three months ended September 30, 2016. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The effective tax rate reduction is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets. See Note 11, “Income Taxes,” for further details.

Results of Operations - Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

Operating revenues

Oil and gas sales. Oil and gas sales increased $46.3 million, or 53.8%, to $132.4 million for the nine months ended September 30, 2017, as compared to $86.1 million for the nine months ended September 30, 2016. The increase was attributable to the increase in commodity prices ($33.7 million) and the increase in production volumes ($12.6 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $35.59 per Bbl for the nine months ended September 30, 2016 to $45.40 per Bbl for the nine months ended September 30, 2017, or 27.6%. The average realized natural gas price, excluding the effects of commodity derivative instruments, increased from $1.50 per Mcf for the nine months ended September 30, 2016 to $2.15 per Mcf for the nine months ended September 30, 2017, or 43.3%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $11.99 per Bbl for the nine months ended September 30, 2016 to $19.46 per Bbl for the nine months ended September 30, 2017, or 62.3%. Average daily production increased 11.4% to 21,374 Boe per day for the nine months ended September 30, 2017 as compared to 19,193 Boe per day for the nine months ended September 30, 2016.

Costs and expenses

Lease operating. Lease operating expenses increased by $3.7 million, or 15.4%, to $27.7 million for the nine months ended September 30, 2017, as compared to $24.0 million for the nine months ended September 30, 2016. The increase in lease operating expenses is primarily attributable to the increase in number of producing wells. On a per unit basis, lease operating expenses increased $0.18 per Boe, or 3.9%, from $4.57 per Boe in the nine months ended September 30, 2016 to $4.75 per Boe in the nine months ended September 30, 2017.

Production and ad valorem taxes. Production and ad valorem taxes decreased by $0.5 million, or 9.8%, to $4.6 million for the nine months ended September 30, 2017, as compared to $5.1 million for the nine months ended September 30, 2016. During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million during the nine months ended September 30, 2017, which was recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. Production taxes, excluding the impact of this refund, increased from $4.1 million for the nine months ended September 30, 2016 to $6.4 million for the nine months ended September 30, 2017. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Offsetting, estimated ad valorem taxes increased $0.6 million from $1.0 million for the nine months ended September 30, 2016 to $1.6 million for the nine months ended September 30, 2017. The average effective rate excluding the impact of ad valorem taxes decreased from 4.8% for the nine months ended September 30, 2016 to 2.3% for the nine months ended September 30, 2017.

Exploration. Exploration expense increased from $1.2 million for the nine months ended September 30, 2016 to $11.6 million for the nine months ended September 30, 2017. The Company recognized charges for lease abandonment of $8.7 million relating to certain leases that the Company decided during 2017 not to develop. Spending during 2017 primarily related to geological data and seismic processing associated with unproved acreage. No exploratory wells resulted in exploration expense during the nine months ended September 30 of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $10.9 million, or 9.4%, to $127.3 million for the nine months ended September 30, 2017, as compared to $116.4 million for the nine months ended September 30, 2016. The increase was primarily the result of capital spending related to our drilling program. On a per unit basis, depletion expense decreased $0.32 per Boe or 1.4% from $22.14 per Boe for the nine months ended September 30, 2016 to $21.82 per Boe for the nine months ended September 30, 2017. The decrease was primarily the result of lower production and capital spending throughout 2016, driven by a temporary suspension of the drilling program late in 2015 and continuing into early 2016.

Impairment of oil and gas properties. As a result of the Arkoma Divestiture, the Company recognized an impairment charge due to the loss on disposal of the Arkoma Basin oil and gas property assets and related liabilities. Based on the Company’s sales price, an impairment charge of $148.0 million was recognized during the nine months ended September 30, 2017. No impairment charges were recognized during the nine months ended September 30, 2016.

General and administrative. General and administrative expenses increased by $2.4 million, or 10.9%, to $24.5 million for the nine months ended September 30, 2017, as compared to $22.1 million for the nine months ended September 30, 2016. The increase was primarily driven by a litigation settlement for which the Company recognized an additional charge of $1.4 million during the second quarter of 2017. Non-cash compensation expense increased $0.1 million, from $5.9 million for the nine months ended September 30, 2016 to $6.0 million for the nine months ended September 30, 2017. On a per unit basis, general and administrative expenses, excluding all non-cash items, decreased from $2.85 per Boe for the nine months ended September 30, 2016 to $2.84 per Boe for the nine months ended September 30, 2017.

Interest expense. Interest expense decreased by $2.0 million, or 5.0%, to $38.4 million for nine months ended September 30, 2017, as compared to $40.4 million for the nine months ended September 30, 2016. The decrease was driven by a reduction in the outstanding balance of the 2022 Notes and the 2023 Notes as a result of our 2016 debt extinguishments. During the nine months ended September 30, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.84%, 6.75% and 9.25%, respectively. Average outstanding balances for the nine months ended September 30, 2017 were $187.5 million, $409.1 million and $150.0 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net gain of $11.3 million for the nine months ended September 30, 2017, as compared to a net loss of $18.8 million for the nine months ended September 30, 2016. The gain was primarily driven by lower average crude oil and natural gas prices ($49.30 per barrel and $3.01 per Mcf, respectively) for the nine months ended September 30, 2017, as compared to the crude oil and natural gas prices as of December 31, 2016 ($53.75 per barrel and $3.71 per Mcf, respectively). Additionally, the Company unwound its realized 2018 and 2019 hedges resulting in recognized gains of approximately $42.8 million for the nine months ended September 30, 2017. See Note 7, “Derivative Instruments and Hedging Activities,” for further details.

Other income (expense). Other income (expense) for the nine months ended September 30, 2017 was net income of $14.4 million, as compared to net income of $0.3 million for the nine months ended September 30, 2016. Other income (expense) during the nine months ended September 30, 2017 primarily related to an increase in the TRA valuation allowance which resulted in income of $15.8 million.

Income taxes. The provision for federal and state income taxes for the nine months ended September 30, 2017 was a benefit of $2.7 million resulting in a 1.2% effective tax rate as a percentage of our pre-tax book income year-to-date as compared to a benefit of $8.2 million resulting in a 20.2% effective tax rate as a percentage of our pre-tax book income for the nine months ended September 30, 2016. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The effective tax rate reduction is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets. See Note 11, “Income Taxes,” for further details.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public sales of our debt and equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to maintain substantial borrowing capacity under our Revolver (as defined in Note 6), facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. Depending on the profitability, timing and concentration of the development of our non-proved locations, we may be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our profitability or cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at September 30, 2017 reflects a negative working capital balance. We have historically maintained, and in the future we expect to maintain, a negative working capital balance, and we use our Revolver to help manage our working capital.

Availability under the Revolver is subject to a borrowing base, as well as financial covenants. Our borrowing base at September 30, 2017 was $375.0 million, of which $151.0 million was utilized, leaving an unused capacity of $224.0 million. The borrowing base will be re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. The financial covenants may further constrain our ability to borrow under our Revolver.

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

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter.

As of September 30, 2017, our total leverage ratio was 3.90 to 1.00 and our current ratio was 2.49 to 1.00, as calculated based on the requirements in our covenants. We were in compliance with all terms of our Revolver at September 30,

2017. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2017 and beyond. We are currently in discussions with the lenders under our Revolver regarding an amendment to the Revolver that would modify the financial covenants discussed above. Without the amendment, we may breach the total leverage ratio under our Revolver. If an event of default exists under the Revolver, the lenders would be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver. See Note 6, “Long-Term Debt” for more information.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. During the three and nine months ended September 30, 2017, the Company unwound its realized 2018 and 2019 hedges resulting in approximately $14.8 million and $42.8 million, respectively, of recognized gains which have been included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations.

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

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands of dollars)	2017	2016
Net cash provided by operating activities	$41,425	$14,909
Net cash (used in) investing activities	(47,530)	(104,847)
Net cash (used in) / provided by financing activities	(23,059)	92,086
Net increase (decrease) in cash	$(29,164)	$2,148

Cash flow provided by operating activities

Net cash provided by operating activities was $41.4 million during the nine months ended September 30, 2017 as compared to $14.9 million during the nine months ended September 30, 2016. The increase in operating cash flows was primarily due to the $46.3 million increase in oil and gas revenues for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily driven by the increase in commodity prices, as well as production volumes.

Cash flow (used in) investing activities

Net cash used in investing activities was $47.5 million during the nine months ended September 30, 2017 as compared to $104.8 million during the nine months ended September 30, 2016. The decrease in investing cash flow was primarily driven by reduced capital spending during 2017 as compared to 2016. During 2016, capital spending levels increased upon resuming the drilling program in early 2016 following the temporary suspension of the program beginning late in 2015.

Cash flow (used in) / provided by financing activities

Net cash (used in) / provided by financing activities was cash used of $23.1 million during the nine months ended September 30, 2017 as compared to cash provided of $92.1 million during the nine months ended September 30, 2016. The decrease in financing cash flows was primarily due to repayments under the Revolver, net of borrowings, which totaled $27.0 million during the nine months ended September 30, 2017 as compared to net borrowings of $33.0 million during the nine months ended September 30, 2016. Cash flows provided by financing activities were also impacted by net equity offerings of $8.3 million during the nine months ended September 30, 2017 as compared to $153.8 million during the nine months ended September 30, 2016. Offsetting these decrease, the Company did not engage in the repurchase of our senior unsecured notes during the nine months ended September 30, 2017 as compared to cash used toward repurchases of $85.0 million during the nine months ended September 30, 2016.

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

During 2016, JEH generated taxable income, resulting in the payment of cash tax distributions to JEH unitholders. As a result of JEH’s 2016 taxable income (all of which is passed-through and taxed to us and JEH’s other unitholders), during the first quarter of 2017, we made further income tax payments to federal and state taxing authorities of $4.1 million, and JEH made further tax distributions to JEH unitholders (other than us) of $0.6 million.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile and have decreased significantly since 2014. Depressed commodity prices have continued into 2017 and historically low commodity prices may exist for an extended period. Taking into consideration the business environment in which we operate, we continually review our oil and gas properties for indicators of potential impairment on an undiscounted basis. No such indicators were present at September 30, 2017.

Our revenues and net income are sensitive to crude oil, NGL and natural gas prices which have been and are expected to continue to be highly volatile. The recent volatility in crude oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. Although we are unable to predict future commodity prices, a prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserves. The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the prices used for our December 31, 2016 Reserve Report had been replaced with the unweighted arithmetic average of the first-day-of-the-month prices for the applicable commodity for the trailing twelve-month period ended September 30, 2017 (without regard to our commodity derivative positions and without assuming any change in development plans, costs, or other variables), then estimated proved reserves volumes as of December 31, 2016 would have increased by approximately 3.7%. The use of this pricing example is for illustration purposes only, and does not indicate management’s view on future commodity prices, costs or other variables, or represent a forecast or estimate of the actual amount by which our proved reserves may fluctuate when a full assessment of our reserves is completed as of December 31, 2017.

Periodic revisions to the estimated reserves and related future cash flows may be necessary as a result of a number of factors, including changes in oil and natural gas prices, reservoir performance, new drilling and completion including required access to capital, purchases, sales and terminations of leases, drilling and operating cost changes, technological advances, new geological or geophysical data or other economic factors. All of these factors are inherently estimates and are inter dependent. While each variable carries its own degree of uncertainty, some factors, such as oil and natural gas prices, have historically been highly volatile and may be highly volatile in the future. This high degree of volatility causes a high degree of uncertainty associated with the estimation of reserve quantities and estimated future cash flows. Therefore, future results are highly uncertain and subject to potentially significant revisions. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, as such revisions could be negatively impacted by:

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at September 30, 2017 was a net liability of $11.9 million.

Counterparty risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. We evaluate the credit standing of our counterparties, but do not require them to post collateral. The majority of our derivative contracts currently in place are with lenders under our Revolver, who have investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of our Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the three months ended September 30, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 3.12%, 6.75% and 9.25%, respectively. During the nine months ended September 30, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 2.84%, 6.75% and 9.25%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2017, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 15 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated in this item by reference.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those described in our Annual Report for the year ended December 31, 2016, except as set forth below.

In certain circumstances including transactions involving a change in control, significant payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Under certain circumstances, we could become obligated to make significant payments under our Tax Receivable Agreement that could exceed or represent a substantial portion of our liquidity and market capitalization. These payment obligations could be to persons without significant equity ownership in the Company at the time such obligation arises. If we elect to terminate the Tax Receivable Agreement early or it is terminated early due to certain mergers or other changes of control, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the Tax Receivable Agreement. Such calculation of anticipated future tax benefits will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including the assumptions that (i) we have sufficient taxable income to fully utilize such benefits, (ii) any JEH Units that the Class B shareholders or their permitted transferees own on the termination date are exchanged for shares of our Class A common stock on the termination date and (iii) the amount of future depletion deductions to which we are entitled is based on recoverable reserves and rates of recovery reflected in the most recent reserve reports and estimates available on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits.

In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. For example, if the Tax Receivable Agreement were terminated at September 30, 2017, we estimate that the termination payment would be approximately $105.1 million (calculated using a discount rate equal to LIBOR, plus 100 basis points, applied against the anticipated undiscounted liability and assuming a market value of our Class A common stock equal to $1.92 per share, the closing price on September 29, 2017). The foregoing is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

We may be unable to maintain compliance with certain financial ratio covenants of our outstanding indebtedness which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Our Revolver requires us to maintain certain financial ratios, including a total leverage ratio, consisting of consolidated debt to EBITDAX, of not more than 4.00 to 1.00 and a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00.

As of September 30, 2017, we were in compliance with our financial covenants. However, we cannot guarantee that we will be able to comply with such terms at all times in the future. As of September 30, 2017, our total leverage ratio was 3.90 to 1.00 and our current ratio was 2.49 to 1.00. We are currently in discussions with the lenders under our Revolver regarding an amendment to the Revolver that would modify the financial covenants discussed above. However, there can be no assurances that the requisite lenders under our Revolver approve any such amendment, and, as a result, we may breach the total leverage ratio. Any failure to comply with the conditions and covenants in our Revolver that is not waived by our lenders or otherwise cured could lead to a termination of our Revolver, acceleration of all amounts due under our revolving credit facility, or trigger cross default provisions under other financing arrangements. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

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

Jones Energy, Inc.

(registrant)

Date: November 8, 2017	By:	/s/ Robert J. Brooks
Name: Robert J. Brooks
Title: Chief Financial Officer (Principal Financial Officer)

Signature Page to Form 10-Q (Q3 2017)