Form 10-K
period 2017-12-31
Jones Energy, Inc.
filed 2018-02-28
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $102.4 million.

There were 92,030,282 and 9,627,821 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year, which we refer to as the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

JONES ENERGY, INC.

i

Cautionary Statement Regarding Forward‑Looking Statements

The information in this Annual Report on Form 10‑K (the “Annual Report”), includes “forward‑looking statements.” All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this report. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events, actions and developments including:

•	business strategy;
•	estimated current and future net reserves and the present value thereof, and the likelihood of establishing production from such estimates;
•	drilling and completion of wells including our identified drilling locations;
•	cash flows, liquidity and our leverage;
•	financial strategy, capital and operating budgets, projections and operating results;
•	future prices and change in prices for oil, natural gas and NGLs;
•	customers’ elections to reject ethane and include it as part of the natural gas stream;
•	timing and amount of future production of oil and natural gas;
•	availability and cost of drilling, completion and production equipment;
•	availability and cost of oilfield labor;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	ability to fund our 2018 capital expenditure budget;
•	availability and terms of capital;
•	development results from our identified drilling locations;
•	ability to generate returns and pursue opportunities;
•	marketing of oil, natural gas and NGLs;
•

property acquisitions and dispositions and realizing the expected benefits or effects of completed acquisitions and dispositions, including our ability to consummate a “DrillCo” in the Western Anadarko Basin;

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

•	developments in oil‑producing and natural gas‑producing countries;
•	uncertainty regarding our future operating results;
•	weather, including its impact on oil and natural gas demand and weather‑related delays on operations;
•	changes and uncertainties regarding technology; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. In addition, the Company’s certificate of incorporation also authorizes the Board of Directors of the Company to establish one or more series of preferred stock. On August 25, 2016, the Company issued 1,840,000 shares of its 8.0% Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering, of which 1,839,995 remained isused and outstanding as of December 31, 2017.

Jones Energy, Inc.’s Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “JONE” since July 2013. Neither the Class B common stock nor the Series A preferred stock is traded on a national securities exchange.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Oklahoma and Texas. Our Chairman and Chief Executive Officer, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920s. We have grown by leveraging our focus on low cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko Basin, having concentrated our operations there for over 25 years. We have drilled over 930 total wells as operator, including nearly 760 horizontal wells, since our formation. Our operations are focused on horizontal drilling within two distinct areas in Oklahoma and Texas:

•	the Eastern Anadarko Basin—targeting the liquids rich Woodford shale and Meramec formations in the Merge area of the STACK/SCOOP plays (the “Merge”); and
•	the Western Anadarko Basin—targeting the liquids rich Cleveland, Granite Wash, Tonkawa and Marmaton formations.

We seek to optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we have historically been recognized as one of the lowest cost drilling and completion operators in the Cleveland formation. Our low-cost drilling expertise has applied directly to our newer operations in the Merge, where the Company plans to spend the majority of its 2018 capital budget.

The Anadarko Basin is among the most prolific and largest onshore oil and natural gas basins in the United States, characterized by multiple producing horizons and extensive well control collected over 100 years of development. We leverage our extensive geologic experience in the basin and seek to identify the most profitable exploration and development opportunities to apply our operational expertise. The formations we target are generally characterized by oil and/or liquids‑rich natural gas content, extensive production histories, long‑lived reserves, high drilling success rates and attractive initial production rates. We focus on formations in our operating areas that we believe offer significant development potential and to which we can apply our technical experience and operational excellence to increase reserves, production and cash flows. Our goal is to build value through a disciplined balance between developing our current inventory of 7,180 gross (1,820 net) identified drilling locations, identifying new opportunities within our existing asset base, actively pursuing organic leasing, and acquisition opportunities.

As of December 31, 2017, our total estimated proved reserves were 104.8 MMBoe, of which 59% were classified as proved developed reserves. Approximately 28% of our total estimated proved reserves as of December 31, 2017 consisted of oil, 32% consisted of NGLs, and 41% consisted of natural gas. As of December 31, 2017, our properties included 1,044 gross producing wells. For the three years ended December 31, 2017, we drilled 168 wells as operator. The following table presents summary reserve, acreage and production data for each of our core operating areas:

					Year Ended
	As of December 31, 2017				December 31, 2017
	Estimated Net				Average Daily Net
	Proved Reserves		Acreage		Production
		% Oil and	Gross	Net		% Oil and
	MMBoe	NGLs	Acreage	Acreage	MBoe/d	NGLs
Western Anadarko (1)	76.4	58%	214,762	152,191	15.2	60%
Eastern Anadarko (2)	28.3	64%	126,839	22,484	2.8	61%
Other	0.1	24%	33,508	18,894	3.3	35%
All properties	104.8	59%	375,109	193,569	21.3	56%

(1)	Western Anadarko includes the Cleveland, Granite Wash, Tonkawa and Marmaton formations.
(2)	Eastern Anadarko consists of the Merge.

The following table presents summary well and drilling location data for each of our key formations for the date indicated:

	As of December 31, 2017
			Identified
	Producing		Drilling
	Wells		Locations (1)
	Gross	Net	Gross	Net
Western Anadarko	944	571	1,737	893
Eastern Anadarko	69	14	5,443	927
Other	31	6	—	—
All properties	1,044	591	7,180	1,820

(1)

Our total identified drilling locations include 3,499 gross total proved undeveloped, probable and possible drilling locations, of which 348 gross locations are associated with proved undeveloped reserves as of December 31, 2017. We have estimated our drilling locations based on well spacing assumptions for the areas in which we operate and other criteria. See “Business—Development of Proved Undeveloped Reserves” and “Business—Drilling Locations” for more information regarding our proved undeveloped reserves and the processes and criteria through which these drilling locations were identified.

Our 2017 capital expenditures totaled $248.0 million (excluding the impact of asset retirement costs, asset disposals and non-cash impairments of oil and gas properties), of which $205.7 million was utilized to drill and complete operated wells. The Company has established an initial capital budget of $150.0 million for 2018, including $134.0 million for drilling and completing wells and $16.0 million for leasing, workovers and other capital projects. The initial budget for 2018 in the Merge is based on estimated ranges of well costs between $5.4 million and $6.1 million per well in the Meramec formation and estimated well costs between $5.5 million and $6.0 million in the Woodford formation. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We expect to fund our 2018 budgeted capital expenditures with cash flow from operations and a portion of the net proceeds from our recent offering of 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”), as well as potential non-strategic asset sales or potentially accessing the debt and/or equity capital markets. In addition, we may, from time to time and subject to our assessment of market conditions, engage in liability management transactions in an effort to reduce indebtedness. Furthermore, we expect to develop all drilling locations classified as proved undeveloped reserves in the year‑end reserve report within five years of initial proved reserve booking. We consider projections of future commodity prices when determining our development plan, but many other factors are also considered. Should the commodity price environment or other material factors change significantly from current levels, we will re‑evaluate our development plan at that time. If the evaluation results in a shifting of capital expenditures into future periods beyond five years from the initial proved reserve booking, it could potentially lead to a reduction in proved undeveloped reserves.

We have allocated our 2018 capital expenditure budget as follows:

(in millions of dollars)	2018 Capital Expenditure Budget
Drilling and completion
Eastern Anadarko, operated	$108.0
Eastern Anadarko, non-operated	15.0
Western Anadarko	11.0
Total drilling and completion	$134.0
Other activities (leasing, pooling, maintenance)	16.0
All properties and activities	$150.0

Recent Developments

See Note 16, “Subsequent Events,” in the Notes to Consolidated Financial Statements for discussion of recent developments.

Our Operations

Our Area of Operations

We own leasehold interests in oil and natural gas producing properties, as well as in undeveloped acreage, substantially all of which are located in the Anadarko Basin in Oklahoma and Texas. The majority of our interests are in producing properties located in fields characterized by what we believe to be long‑lived, predictable production profiles and repeatable development opportunities. Specifically, our properties and wells are located in fields that generally have been developed over a long period of time, typically decades. Given the long productive history of these fields, there is substantial midstream and service infrastructure in place, including natural gas and NGL pipelines and natural gas processing plants. Observing the performance of these fields over many years allows for greater understanding of production and reservoir characteristics, making future performance more predictable. For a discussion of the risks inherent in oil and natural gas production, please read “Risk Factors—Drilling for and producing oil, natural gas and NGLs are high‑risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.”

Nearly 100% of our estimated proved reserves as of December 31, 2017 and approximately 84% of our average daily net production for the year ended December 31, 2017 were located in the Anadarko Basin. The Anadarko Basin is one of the most prolific oil and natural gas producing basins in the United States, covering approximately 50,000 square miles primarily in Oklahoma, but also including the upper Texas Panhandle, southwestern Kansas, and southeastern Colorado.

The Anadarko Basin has an especially well developed interval of productive Pennsylvanian age sedimentary rocks, up to 15,000 feet thick. Our wells in this area produce oil, natural gas and NGLs from various formations at depths from approximately 7,000 feet to 12,000 feet. We drilled 70 gross (58 net) wells as operator in the Anadarko Basin during 2017. Our operations in the Western Anadarko Basin have been primarily focused on the Cleveland formation where we have 671 producing wells. We also have acreage in the Tonkawa, Marmaton, Granite Wash, and various Pennsylvanian‑age shale formations located in western Oklahoma and the eastern portion of the Texas Panhandle. Since 2016, we have also been focused on the Woodford and Meramec formations in the Eastern Anadarko Basin.

Our production in the Anadarko Basin is currently derived primarily from the following formations, where we have 1,013 gross (585 net) producing wells and where we have identified 7,180 gross (1,820 net) drilling locations as of December 31, 2017, of which 348 have proved undeveloped reserves attributed to them as of December 31, 2017. See “Drilling Locations” for more information regarding the processes and criteria through which these drilling locations were identified.

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

As of December 31, 2017, we had 671 gross (482 net) producing wells in the formation with an average working interest of 72%, of which we operated 492 gross (416 net) producing wells. Our Cleveland properties contained 70.4 MMBoe of estimated net proved reserves as of December 31, 2017, 60% of which are oil and NGLs, and generated an average daily net production of 15.2 MBoe/d for the year ended December 31, 2017. We have identified 630 gross (422 net) drilling locations in the Cleveland formation as of December 31, 2017. Of these 630 locations, 194 locations (31%) have proved undeveloped reserves attributed to them as of December 31, 2017.

•

Tonkawa Formation.  As of December 31, 2017, we identified 279 gross (168 net) drilling locations in the Tonkawa formation primarily in Lipscomb and Hemphill Counties in Texas. In addition, the Tonkawa formation is present in the area of other properties we own located primarily in Ellis and Roger Mills Counties in Oklahoma. The Tonkawa is a horizontal oil formation at depths of approximately 6,000 feet to 8,000 feet and is characterized by fine to very fine‑grained shallow marine sandstone, ranging in thickness from 20 feet to 40 feet.

We drilled our first horizontal Tonkawa well in May 2010 and drilled two additional horizontal wells in the formation under a farm‑out with Samson Resources that is not part of our current leasehold. During 2014, we drilled six additional test wells in different areas of the Company’s leasehold acreage in the Tonkawa formation. As of December 31, 2017, our Tonkawa properties contained 0.3 MMBoe of estimated net proved reserves.

•

Marmaton Formation.  As of December 31, 2017, we identified 463 gross (278 net) drilling locations in the Marmaton formation. Our properties in the Marmaton formation are all undeveloped and span three sub‑ formations: properties located primarily in Ellis County, Oklahoma characterized by fluvio‑deltaic sands, properties located primarily in Northeast Ochiltree and Northwest Lipscomb Counties, Texas, characterized by shallow marine sands, and properties located primarily in Ochiltree County, Texas characterized by algal reef complex. The Marmaton sand is a tight, shaly sand with similar reservoir characteristics to the Cleveland. The Marmaton sand ranges in thickness from 40 feet to 80 feet while the reef ranges from 80 feet to 150 feet.

•

Granite Wash Formation.  Our Granite Wash acreage is primarily located in Roberts, Hemphill and Wheeler Counties in Texas and Roger Mills, Beckham, Custer and Washita Counties in Oklahoma. The Granite Wash spans multiple zones from depths of approximately 9,000 feet to 12,000 feet and is composed of stacked, low permeability, variable lithology alluvial fan deltaic deposits.

As of December 31, 2017, we had 75 gross (20 net) producing wells in the formation with an average working interest of 26%, of which we operated 23 gross (17 net) producing wells. Our Granite Wash properties contained 3.6 MMBoe of estimated net proved reserves as of December 31, 2017, approximately 48% of which are oil and NGLs. We have 362 gross (22 net) remaining drilling locations in the Granite Wash formation as of December 31, 2017.

Eastern Anadarko Basin.

•

Merge Woodford Formation.  Our Merge Woodford acreage is located in Canadian, Grady and McClain Counties in Oklahoma. The Merge Woodford ranges in depths from approximately 8,500 feet to 13,000 feet and includes various fluids from black oil to gas/condensate. The Merge Woodford formation consists of siliceous, organic-rich shale, and thin bedded carbonates. The low permeability reservoir is naturally fractured with silica-rich brittle layers that are highly conducive to improved recovery from enhanced drilling and completion techniques.

Our Merge Woodford properties contained 15.0 MMBoe of estimated net proved reserves as of December 31, 2017, approximately 63% of which are oil and NGLs, and generated an average daily net production of 2.8 MBoe/d for the year ended December 31, 2017. We have identified 3,280 gross (548 net) drilling locations in the Merge Woodford formation as of December 31, 2017. Of these 3,280 locations, 85 locations (3%) have proved undeveloped reserves attributed to them as of December 31, 2017.

•

Meramec Formation.  Our Meramec acreage is located in Canadian, Grady and McClain Counties in Oklahoma. The Meramec is a horizontal liquid-rich reservoir that ranges in depths from approximately 8,000 feet to 12,500 feet. The reservoir includes various fluids from black oil to gas/condensate. The Meramec formation consist of siltstones, organic-rich shale, and limestones with gradations between rock types. Early results from laterals drilled in various landing points within the Meramec indicate the rock is highly conducive to improved recovery from enhanced drilling and completion techniques.

Our Meramec properties contained 13.3 MMBoe of estimated net proved reserves as of December 31, 2017, approximately 65% of which are oil and NGLs. We have identified 2,163 gross (379 net) drilling locations in the Meramec formation as of December 31, 2017. Of these 2,163 locations, 33 locations (2%) have proved undeveloped reserves attributed to them as of December 31, 2017.

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

Arkoma Divestiture

On August 1, 2017, JEH sold its Arkoma Basin properties (the “Arkoma Assets”) for a sale price of $65.0 million, prior to customary effective date adjustments of $7.3 million, and subject to customary post-close adjustments (the “Arkoma Divestiture”). JEH may also receive up to $2.5 million in contingent payments based on natural gas prices. No amounts have been recorded related to this contingent payment as of December 31, 2017.

Drilling Locations

We have identified a total of 7,180 gross (1,820 net) drilling locations on our acreage, all of which are horizontal drilling locations. Of these total identified locations, 2,451 gross locations are attributable to acreage that is currently held by existing production and approximately 348 (5%) are attributable to proved undeveloped reserves as of December 31, 2017. In order to identify drilling locations, we apply geologic screening criteria based on the presence of a minimum threshold of reservoir thickness in a section and then consider the number of sections and the appropriate well density to develop the applicable field. In making these assessments, we include properties in which we hold operated and non‑operated interests, as well as redevelopment opportunities. Once we have identified acreage that is prospective for the targeted formations, well placement is determined primarily by the regulatory spacing rules prescribed by the governing body in each of our operating areas. Wells drilled in the Cleveland formation are developed ranging between 128 acre spacing (5 wells per section) and 213-acre spacing (3 wells per section). Wells drilled in the Merge Woodford formation and the Meramec formation are developed on 160‑acre spacing (4 wells per section). Wells drilled in the Granite Wash formation are developed on 128‑acre or 213‑acre spacing. Wells drilled in the Tonkawa and Marmaton formations are developed on 160‑acre spacing. We view the risk profiles for the Tonkawa and Marmaton formations as being higher than for our other drilling locations due to relatively less available production data and drilling history.

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

Estimated Proved Reserves

The following table sets forth summary data with respect to our estimated net proved oil, natural gas and NGLs reserves as of December 31, 2017, 2016 and 2015, which are based upon reserve reports of Cawley, Gillespie & Associates, Inc., (“Cawley Gillespie”), our independent reserve engineers. Cawley Gillespie’s reports were prepared in accordance with the rules and regulations of the SEC regarding oil and natural gas reserve reporting in effect during such periods.

	As of December 31,
	2017	2016	2015
Reserve Data:
Estimated proved reserves:
Oil (MBbls)	29,014	23,594	25,408
Natural gas (MMcf)	255,148	283,140	261,596
NGLs (MBbls)	33,273	34,425	32,649
Total estimated proved reserves (MBoe) (1)	104,812	105,209	101,657
Estimated proved developed reserves:
Oil (MBbls)	15,416	11,471	11,032
Natural gas (MMcf)	159,459	180,293	169,651
NGLs (MBbls)	20,181	20,941	19,670
Total estimated proved developed reserves (MBoe) (1)	62,173	62,461	58,977
Estimated proved undeveloped reserves:
Oil (MBbls)	13,598	12,123	14,376
Natural gas (MMcf)	95,689	102,847	91,945
NGLs (MBbls)	13,092	13,484	12,980
Total estimated proved undeveloped reserves (MBoe) (1)	42,639	42,748	42,680
Standardized measure (in millions) (2)	566	383	465
PV-10 (in millions) (3)	$627	$401	$470

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(2)	Standardized measure is calculated in accordance with ASC Topic 932, Extractive Activities—Oil and Gas.
(3)

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

The following table sets forth the benchmark prices used to determine our estimated proved reserves for the periods indicated.

	As of December 31,
	2017	2016	2015
Oil, Natural Gas and NGLs Benchmark Prices:
Oil (per Bbl) (1)	$51.34	$42.75	$50.25
Natural gas (per MMBtu) (2)	2.96	2.46	2.59
NGLs (per Bbl) (3)	18.92	17.73	17.63

(1)

Benchmark prices for oil reflect the unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12 months using WTI Cushing posted prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management’s internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2017, 2016 and 2015, the average realized prices for oil were $47.45, $38.80 and $45.97 per Bbl, respectively.

(2)

Benchmark prices for natural gas in the table above reflect the unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12 months, respectively, using Henry Hub prices. These prices were utilized in the reserve reports prepared by Cawley Gillespie and in management’s internal estimates and are adjusted by well for content, quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2017, 2016 and 2015, the average realized prices for natural gas were $2.10, $2.19 and $2.37 per MMBtu, respectively.

(3)

Prices for NGLs in the table above reflect the average realized prices for the prior 12 months assuming ethane is recovered from the natural gas stream. Benchmark prices for NGLs vary depending on the composition of the NGL basket and current prices for the various components thereof, such as butane, ethane, and propane, among others. Due to declines in ethane prices relative to natural gas prices, beginning in 2012 through the Arkoma Divestiture, purchasers of our Arkoma Woodford production were electing not to recover ethane from the natural gas stream and instead were paying us based on the natural gas price for the ethane left in the gas stream. As a result of the increased energy content associated with the returned ethane and the absence of plant shrinkage, this ethane rejection increased the incremental revenue and volumes that we received for our natural gas product relative to what we would have received if the ethane was separately recovered, but reduced physical barrels of liquid ethane that we sold.

Reserves Sensitivities

Assuming NYMEX strip pricing as of February 21, 2018 through 2022 and keeping pricing flat thereafter, instead of 2017 SEC pricing, and leaving all other parameters unchanged, the Company’s proved reserves would have been 104.9 MMBoe. This alternative pricing scenario is provided only to demonstrate the impact that the current pricing environment may have on reserves volumes. There is no assurance that these prices will actually be realized. The amount of our proved reserves as of December 31, 2017 calculated using SEC pricing is lower than the amount of our proved reserves calculated using current market prices. Using SEC pricing of December 31, 2017, our total estimated proved reserves were 104.8 MMBoe.

Reconciliation of PV‑10 to Standardized Measure

PV‑10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV‑10 is a computation of the Standardized Measure of discounted future net cash flows on a pre‑tax basis. PV‑10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV‑10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our proved reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV‑10, however, is not a substitute for the Standardized Measure of discounted future net cash flows. Our PV‑10 measure and the

Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of the components of the Standardized Measure of discounted future net cash flows to PV‑10 at December 31, 2017, 2016 and 2015.

	As of December 31,
(in millions of dollars)	2017	2016	2015
Standardized measure	$566	$383	$465
Present value of future income taxes discounted at 10%	61	18	5
PV-10	$627	$401	$470

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

Our internal professional staff works closely with Cawley Gillespie to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. We provide all of the reserve information maintained in our secure reserve engineering database to the external engineers, as well as other pertinent data, such as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves. Various procedures are used to ensure the accuracy of the data provided to our independent petroleum engineers, including review processes. Changes in reserves from the previous report are closely monitored. Reconciliation of reserves from the previous report, which includes an explanation of all significant changes, is reviewed by both the engineering department and management, including our Executive Vice President of Geosciences and Business Development. Our independent petroleum engineers prepare our annual reserves estimates, whereas interim estimates are internally prepared.

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

Qualifications of Responsible Technical Persons

Internal technical specialist.  Jeff Tanner, our Executive Vice President of Geosciences and Business Development, is the technical specialist responsible for overseeing the preparation of our reserves estimates. He has over 30 years of diverse technical and managerial experience in the oil and gas industry. Prior to joining Jones Energy, Mr. Tanner was Vice President, Exploration for Southwestern Energy. During his career, Mr. Tanner has held a variety of management and technical positions for Laredo Petroleum, Cabot Oil and Gas, and Noble Energy. He began his career with Royal Dutch Shell plc in Houston. Mr. Tanner is a member of the American Association of Petroleum Geologists and the Houston Geological Society. He holds a B.S. in Geology from Texas A&M and an M.S. in Geology from the University of Houston.

Cawley Gillespie.  Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F‑693), made up of independent registered professional engineers and geologists. The firm has provided petroleum consulting services to the oil and gas industry for over 50 years. No director, officer, or key employee of Cawley Gillespie has any financial ownership in us or any of our affiliates. Cawley Gillespie’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Cawley Gillespie has not performed other work for us that would affect its objectivity. The engineering audit presented in the Cawley Gillespie report was supervised by W. Todd Brooker, President at Cawley Gillespie. Mr. Brooker is an experienced reservoir engineer having been a practicing petroleum engineer since 1989. He has more than 25 years of experience in reserves evaluation and joined Cawley Gillespie as a reserve engineer in 1992. He has a Bachelor’s of Science Degree in Petroleum Engineering from the University of Texas at Austin and is a Registered Professional Engineer in the State of Texas (License No. 83462).

Development of Proved Undeveloped Reserves

As of December 31, 2017, none of our proved undeveloped reserves at December 31, 2017 were scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. However, certain of our proved undeveloped reserves are associated with joint development agreements with third parties that include obligations to drill a specified minimum number of wells in a time frame that is shorter than five years. If we do not meet our obligation to drill the minimum number of wells specified in a joint development agreement, we will lose the right to continue to develop the undeveloped acreage covered by the agreement, which in some cases would result in a reduction in our proved undeveloped reserves. Historically, our drilling and development programs were substantially funded from our cash flow from operations and the capital markets. Our expectation is to continue to fund our drilling and development programs primarily from our cash flow from operations and cash on our balance sheet, as well as potential non-strategic asset sales or potentially accessing the public debt and/or equity markets. Based on our current expectations of our cash resources and drilling and development programs, which include drilling of proved undeveloped locations, we believe that we will be able to fund the drilling of our current inventory of proved undeveloped locations in the next five years. For a more detailed discussion of our liquidity position, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Total
(MMBoe)
Estimated Proved Undeveloped Reserves
December 31, 2015	42.7
Extensions and discoveries	2.0
Conversion to proved developed	(5.9)
Purchases of minerals in place	9.2
Sales of minerals in place	—
Revisions of previous estimates	(5.3)
December 31, 2016	42.7
Extensions and discoveries	13.8
Conversion to proved developed	(6.2)
Purchases of minerals in place	—
Sales of minerals in place	(1.6)
Revisions of previous estimates	(6.1)
December 31, 2017	42.6

We have nearly maintained the volume of our proved undeveloped reserves year-over-year, from 42.7 MMBoe as of December 31, 2016 to 42.6 MMBoe as of December 31, 2017. The slight reduction was due to (i) negative revisions of 7.3 MMBoe of proved undeveloped reserves rescheduled outside of five years from their initial booking due to reduced Western Anadarko drilling and (ii) net negative revisions of 3.4 MMBoe due to lease expirations. These were offset by increases due to (iii) additions of 3.4 MMBoe from increased working interest and (iv) additions of 1.2 MMBoe from increased pricing. Proved undeveloped reserves remained constant as a percentage of total reserves at 41% for the years ended December 31, 2017 and 2016. Proved undeveloped reserves decreased as a percentage of total reserves from 42% for the year ended December 31, 2015 to 41% for the year ended December 31, 2016.

For the year ended December 31, 2017, we converted 6.2 MMBoe of proved undeveloped reserves to proved developed reserves or 15% of total proved undeveloped reserves booked at December 31, 2016. Our 2017 capital expenditures totaled $248.0 million (excluding the impact of asset retirement costs, asset disposals and non-cash impairments of oil and gas properties), of which $205.7 million was utilized to drill and complete operated wells, including wells that had no proved undeveloped reserves associated with them prior to drilling. The Company has established an initial capital budget of $150.0 million for 2018, with the majority dedicated to drilling and completion activities. Costs of proved undeveloped reserve development in 2017 do not represent the total costs of these conversions, as additional costs may have been incurred in previous years. Estimated future development costs relating to the development of 2017 year‑end proved undeveloped reserves is $400.0 million, all of which is scheduled to be incurred within five years of initial proved reserve booking. All drilling locations classified as proved undeveloped reserves in the year‑end reserve report are scheduled to be drilled within five years of initial proved reserve booking.

Operating Data

The following table sets forth summary data regarding production volumes, average prices and average production costs associated with our sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Production and Operating Data:
Net Production Volumes:
Oil (MBbls)	1,964	1,685	2,583
Natural gas (MMcf)	20,425	18,842	23,839
NGLs (MBbls)	2,418	2,204	2,618
Total (MBoe)	7,786	7,029	9,174
Average net production (Boe/d)	21,332	19,205	25,134
Average Sales Price (1):
Oil (per Bbl)	$47.46	$37.83	$44.15
Natural gas (per Mcf)	2.07	1.67	1.91
NGLs (per Bbl)	21.09	13.48	13.36
Combined (per Boe) realized	23.94	17.77	21.21
Average Costs per Boe:
Lease operating	$4.71	$4.64	$4.47
Production and ad valorem taxes	0.88	1.11	1.32
Depreciation, depletion and amortization	21.48	21.90	22.40
General and administrative (2)	3.84	4.22	3.64

(1)	Prices do not include the effects of derivative cash settlements.
(2)

General and administrative includes non‑cash compensation of $6.5 million, $8.2 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding non-cash compensation from the above metric results in average cash general and administrative cost per Boe of $3.01, $3.05 and $2.77 for the years ended December 31, 2017, 2016 and 2015, respectively.

Drilling Activity

The following table sets forth information with respect to wells drilled during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	68	56	42	37	51	47
Mechanical failure (1)	—	—	3	3	1	1
Dry	1	1	—	—	—	—
Exploratory Wells:
Productive	1	1	1	1	—	—
Dry	—	—	—	—	—	—
Total Wells:
Productive	69	57	43	38	51	47
Mechanical failure (1)	—	—	3	3	1	1
Dry	1	1	—	—	—	—
Total	70	58	46	41	52	48

(1)

Mechanical failures represent wells drilled during the year indicated which were classified as “Proved Developed Non-Producing” in the Reserve Report for that year, but are not currently in the process of completion at the end of the year.

For the three years ended December 31, 2017, we had one developmental or exploratory well that was deemed to be a dry well. As of December 31, 2017, there was one exploratory well drilled, but not yet completed. As of December 31, 2017, there were three development wells in the process of drilling and nine wells in the process of completions. For the three years ended December 31, 2017, we drilled 168 gross (147 net) wells as operator with over a 97% success rate.

During the twelve months ended December 31, 2017, we successfully drilled 69 gross proved undeveloped wells and completed 65 gross proved undeveloped wells.

Productive Wells

The following table sets forth our total gross and net productive wells by oil or natural gas classification as of December 31, 2017.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated (1)	269	223	326	280	595	503
Non-operated	97	16	352	72	449	88
Total	366	239	678	352	1,044	591

(1)	Includes wells on which we act as contract operator.

Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage Data

The following table sets forth certain information regarding the developed and undeveloped acreage in which we have an interest as of December 31, 2017 for each of our producing areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2017, approximately 81% of our leasehold acreage was held by existing production.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Western Anadarko	184,798	129,859	29,964	22,332	214,762	152,191
Eastern Anadarko	31,746	8,665	95,093	13,819	126,839	22,484
Other	33,191	18,887	317	7	33,508	18,894
All properties	249,735	157,411	125,374	36,158	375,109	193,569

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2017 that will expire over the next three years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates or unless the existing leases are renewed prior to expiration.

	Expiring 2018		Expiring 2019		Expiring 2020		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Western Anadarko	17,253	12,777	6,285	5,041	4,456	3,985	1,970	528
Eastern Anadarko	35,396	6,715	45,636	5,363	14,061	1,742	—	—
Other	—	—	317	7	—	—	—	—
All properties	52,649	19,492	52,238	10,411	18,517	5,727	1,970	528

A majority of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations have commenced or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of operations or production in commercial quantities. We also have options to extend some of our leases through payment of additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third‑party leases that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date. We do not have any of our proved undeveloped reserves as of December 31, 2017 attributed to acreage whose lease expiration date precedes the scheduled initial drilling date. Our leases are mainly fee leases with primary terms of three to five years. We believe that our lease terms are similar to our competitors’ fee lease terms as they relate to both primary term and royalty interests.

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

We are also affected by competition for drilling rigs, equipment, services, supplies and qualified personnel. Starting with the downturn in commodity prices in late 2014, the United States onshore oil and natural gas industry experienced a surplus of drilling and completion rigs, equipment, pipe and personnel, due to significantly lower commodity prices. Although this provided a temporary respite from the previous high demand environment, demand for such services and equipment have recently begun to increase as commodity prices have started to recover. If commodity prices continue to increase and exploration and production activity increases, market forces may revert to the previous situation that resulted in delayed development drilling and other exploration activities and caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such changes may occur or how they would affect our development and exploitation programs.

Segment Information and Geographic Areas

The Company operates in one industry segment, which is the exploration, development and production of oil and natural gas, and all of its operations are conducted in one geographic area of the United States, as described under “—Our Operations—Our Areas of Operations.”

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 19% to 25%. Our net revenue interests average 55% for our operated leases and 23% including all operated and non‑operated leases.

Approximately 81% of our leases (based on net acreage) are held by existing production and do not require lease rental payments.

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

During the year ended December 31, 2017, the largest purchasers of our production were Plains Marketing LP (“Plains Marketing”) and ETC Field Services LLC, which accounted for approximately 40% and 22% of consolidated oil and gas sales, respectively. If we were to lose any one of our customers, the loss could temporarily delay production and sale of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes. For a discussion of the risks associated with the loss of key customers, please read “Risk factors—Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations.”

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

Solid and Hazardous Waste Handling and Releases

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous waste. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, production and transportation of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. In the course of our operations, however, we generate some industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes. Although a substantial amount of the waste generated in our operations are regulated as non‑hazardous solid waste rather than hazardous waste, there is no guarantee that the U.S. Environmental Protection Agency, or the EPA, or individual states will not adopt more stringent requirements for the handling of non‑hazardous waste. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non‑hazardous could be classified as hazardous wastes in the future. Pursuant to a Consent Decree with environmental groups that filed suit in 2016, EPA must review the exemption of oil and gas exploration and production wastes under RCRA by March 2019 and either determine revisions to the exemption are not necessary or undertake rulemaking to be completed by July 2021. Any repeal or modification of this or similar exemptions in comparable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of, and would cause us, as well as our competitors, to incur increased operating expenses. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substances and may have disposed of these wastes at disposal sites owned and operated by others. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. If contamination is discovered at a site on which we are or have been an owner or operator or to which we sent hazardous substances, we could be liable for the costs of investigation and remediation and natural resources damages.

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

Clean Water Act

The federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States or waters of the state, both broadly defined terms. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non‑compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of pollutants, we may be liable for penalties and costs. The EPA and the U.S. Army Corps of Engineers adopted in June 2015 a rule redefining the term “waters of the United States,” which establishes the scope of regulated waters under the Clean Water Act. Pursuant to an Executive Order released February 28, 2017, the agencies are in the process of reviewing the 2015 rule for rescission or revision. In addition, the 2015 rule has been and remains the subject of litigation challenging the rule. A nationwide judicial stay of the 2015 rule is expected to be lifted in February 2018 due to a recent Supreme Court decision addressing whether federal circuit courts or district courts have jurisdiction over challenges to the 2015 rule. The agencies adopted a rule on February 6, 2018 delaying the applicability of this rule nationwide until February 6, 2020, to allow time for the anticipated new rulemaking. The rule delaying applicability of the 2015 rule until 2020, however, has also been challenged in federal courts. Therefore, Texas, Louisiana, and Mississippi have asked a federal district court for a nationwide preliminary injuction of the 2015 rule. The EPA also finalized regulations in 2016 under the Clean Water Act to set a zero-discharge standard for wastewater discharges from hydraulic fracturing and other natural gas production activities to publicly‑owned treatment works.

Safe Drinking Water Act

The Safe Drinking Water Act, or SDWA, regulates, among other things, underground injection operations. Congress in the past has considered legislation that would impose additional regulation under the SDWA upon the use of hydraulic fracturing fluids. If similar legislation is enacted in the future, it could impose on our hydraulic fracturing operations permit and financial assurance requirements, requirements that we adhere to construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements. In addition to subjecting the injection of hydraulic fracturing to the SDWA regulatory and permitting requirements, the previously proposed legislation would have required the disclosure of the chemicals within the hydraulic fluids. In addition, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to the Underground Injection Control program in states in which the EPA is the permitting authority and released permitting guidance on the use of diesel fuel as an additive in hydraulic fracturing fluids. On December 13, 2016, the EPA released a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, concluding that there is scientific evidence that hydraulic fracturing activities can potentially impact drinking water resources in the United States under some circumstances. A committee of the U.S. House of Representatives conducted its own investigation into hydraulic fracturing practices. The U.S. Department of Energy also studied hydraulic fracturing and provided broad recommendations regarding best practices and other steps to enhance companies’ safety and environmental performance of hydraulic fracturing. Legislation or other new requirements or restrictions regarding hydraulic fracturing could substantially increase compliance costs and the requirements could negatively impact our ability to conduct fracturing activities on our assets.

Other Regulation of Hydraulic Fracturing

On May 19, 2014, the EPA published an advance notice of rulemaking under the Toxic Substances Control Act, to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration and production. Also, effective June 24, 2015, the Bureau of Land Management, or BLM, adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and Indian lands; however these rules were rescinded by rule in December 2017. BLM also adopted rules effective on January 17, 2017 to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. EPA issued a two-year stay of these requirements in December 2017 and on February 13, 2018 announced a rule proposal torescind several requirements and revise others. Effective December 5, 2016, the U.S. National Park Service, or NPS, finalized updates to its regulations governing non‑federal oil and gas rights, notably, eliminating exemptions affecting approval requirements for approximately 60% of the oil and gas operations located within the national park system and purporting to adopt under its own authority, the BLM rules on well stimulation invalidated by a district court. This regulation is targeted for agency review for potential rescission or revision purusant to the Executive Order No. 13783 titled “Promoting Energy Independence and Economic Growth” dated March 28, 2017.

Hydraulic fracturing is also subject to regulation at the state and local levels. Several states have proposed or adopted legislative or administrative rules regulating hydraulic fracturing operations. For example, in 2011 the Railroad Commission of Texas adopted the Hydraulic Fracturing Chemical Disclosure Rule. The rule requires public disclosure of chemicals in fluids used in the hydraulic fracturing process for drilling permits issued after February 1, 2012. Additionally, Texas has authorized the Texas Commission on Environmental Quality to suspend water use rights for oil and gas users in the event of serious drought conditions and has imposed more stringent emissions, monitoring, inspection, maintenance, and repair requirements on Barnett Shale operators to minimize Volatile Organic Compound, or VOC, releases. Other states that we operate in, including Oklahoma, have adopted similar chemical disclosure measures.

Some states, including Oklahoma and Texas, also assert the authority to shut down injection wells that are deemed to contribute to induced seismicity, or seismic activity that is caused by human activity. For example, on August 3, 2015, the Oklahoma Corporation Commission (“OKCC”) adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in Oklahoma, which was implemented in 2015 and 2016 by ongoing reductions or shut ins of disposal wells. In February 2017, the OKCC issued a directive aimed at limiting the growth in future underground injection disposal rates into the Arbuckle formation in an area with seismicity issues. In December 2016, the OKCC announced seismicity guidelines for hydraulic fracturing operations, under which monitoring results can trigger a pause or suspension of hydraulic fracturing operations to evaluate seismic activity. Please see “Risk Factors—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing and other oil and gas production activities as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production” for a further discussion of state hydraulic fracturing regulation. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

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

We may incur expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. For instance, effective October 15, 2012, final federal rules established new air emission controls for oil and natural gas production and natural gas processing operations, specifically addressing emissions of sulfur dioxide and volatile organic compounds, and hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment in addition to leak detection requirements for natural gas processing plants. In October 2012, several challenges to the EPA’s rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since made several changes to the rules and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. These rules, as well as any modifications to these rules or additional rules, could require a number of modifications to our operations including the installation of new equipment. We have already reported some of our facilities as being subject to these rules and have incurred, and will continue to incur, costs to control emissions, and to satisfy reporting and other administrative requirements associated with these rules. Additionally, federal rules to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector and to establish the alternative criteria for aggregating multiple small surface sites into a single source for air‑quality permitting purposes became effective on August 2, 2016. This aggregation rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. Further, in 2015, the EPA adopted a lower national ambient air quality standard for ozone. This lower standard may cause additional areas to be designated as ozone nonattainment areas, causing states to revise their implementation plans to require additional emissions control equipment and to impose more stringent permit requirements on facilities in those areas. EPA anticipates promulgating final area designations under the new standard in the first half of 2018.

Endangered Species and Migratory Birds

The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. Pursuant to the ESA, if a species is listed as threatened or endangered, activities adversely affecting that species or its habitat may be considered “take” and may incur liability. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Criminal liability has been imposed in some jurisdictions for even an incidental taking of migratory birds, and the federal government recently issued indictments under the Migratory Bird Treaty Act to several oil and gas companies after dead migratory birds were found near reserve pits associated with drilling activities. However, on December 22, 2017, the U.S. Department of the Interior issued a new legal opinion that concludes that the Migratory Bird Treaty Act does not prohibit the accidental or “incidental” taking or killing of migratory birds.

We conduct operations in areas where certain species that are listed as threatened or endangered under the ESA may be present. On March 27, 2014, the U.S. Fish and Wildlife Service listed the Lesser Prairie Chicken as a threatened species under the Endangered Species Act. The designated habitat for the Lesser Prairie Chicken encompasses significant portions of our properties in the Anadarko Basin. On September 1, 2015 a federal district court in Texas vacated the listing of the Lesser Prairie Chicken as a threatened species, holding the Fish and Wildlife Service did not sufficiently account for voluntary range wide conservation efforts being implemented to protect the species. In July 2016, the Lesser Prairie Chicken was removed from the ESA List of Endangered and Threatened Wildlife following the court order. However, as of November 29, 2016, the Fish and Wildlife Service completed initial reviews of a petition filed by environmental groups to list the Lesser Prairie Chicken as endangered and found substantial information that the petitioned action may be warranted. An assessment of the biological status of the Lesser Prairie Chicken began in 2015 and further action remains pending.

In a special rule under ESA Section 4(d) released simultaneously with the decision to list the Lesser Prairie Chicken as threatened, the Fish and Wildlife Service exempted from “take” certain oil and gas and other activities conducted by a participant that could have resulted in an “incidental take” of the Lesser Prairie Chicken as long as the participant was enrolled in, and operating in compliance with, a range‑wide conservation plan endorsed by the Fish and Wildlife Service. The range‑wide conservation plan also included a Candidate Conservation Agreement with Assurances, or the CCAA, component that provides “take” coverage for properties enrolled into the CCAA before the listing was effective. Prior to the delisting, to mitigate the risk of liability from “incidental takes” of the Lesser Prairie Chicken, we enrolled affected leasehold interests in the CCAA. Given the delisted status of the Lesser Prairie Chicken, Jones may revisit its enrollment in the CCAA.

ESA issues remain dynamic. For example, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or limit future development activity in the affected areas. On August 23, 2016 an environmental group filed a Notice of Intent to sue the Fish and Wildlife Service for failure to act on 417 petitions to list species as threatened or endangered under the ESA. On November 21, 2016, the Fish and Wildlife Service issued its revised Mitigation Policy, providing a framework and goal to achieve a net gain in conservation outcomes, or at a minimum, no net loss of resources and their values, services, and functions resulting from proposed actions authorized under the ESA; however, this policy is being evaluated by the current administration and the outcome of that review remains unclear. We continue to evaluate the impact of these rules, agency actions, and legal challenges on our operations. The listing under the Endangered Species Act of species in areas that we operate could force us to incur additional costs and delay or otherwise limit or terminate our operations.

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

Climate Change

More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur material expenses in complying with them. Both houses of Congress have in the past actively considered, but not passed, legislation to reduce emissions of GHGs. In the absence of comprehensive federal legislation on GHG emission control, the EPA is regulating GHGs as pollutants under the CAA. The EPA has adopted regulations affecting emissions of GHGs from motor vehicles and is also requiring permit review for GHGs from certain stationary sources that emit GHGs at levels above statutory and regulatory thresholds and are otherwise subject to CAA permitting requirements based on emissions of non‑GHG regulated air pollutants. We do not believe our operations are currently subject to these permitting requirements, but if our operations become subject to these or other similar requirements, we could incur significant costs to control our emissions and comply with regulatory requirements.

In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In 2010, the EPA issued final rules to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. The rule requires reporting of GHG emissions by regulated entities to the EPA on an annual basis. In 2015, the EPA added reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines to the GHG reporting rule. We are currently required to monitor and report GHG emissions under this rule, and operational and/or regulatory changes could increase the burden of compliance with GHG emissions monitoring and reporting requirements.

Because of the lack of any comprehensive legislative program addressing GHGs, there is continuing uncertainty regarding the further development of federal regulation of GHG‑emitting sources. Additionally, a number of states, either individually or as part of regional initiatives, have begun taking actions to control and/or reduce GHG emissions primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. The international, federal, regional and local regulatory initiatives that target GHGs also could adversely affect the marketability of the oil and natural gas we produce. For example, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The United States has expressed an intention to withdraw from participation in the Paris Agreement, but some state and local governments have expressed intentions to take GHG-related actions. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on our operations, however, we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

In addition to legislative and regulatory developments, plaintiffs have brought judicial actions under common law theories against greenhouse gas emitting companies in recent years. For example, environmental advocacy groups filed five nearly identical lawsuits in 2017 seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. Jones is not a defendant in these cases and we are unable to predict the outcome or potential impact of these cases on the oil and gas industry.

The federal administration also issued a Climate Action Plan in June 2013. Among other things, the Climate Action Plan directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and natural gas industry. As previously mentioned, the EPA finalized a rule effective August 2016, setting standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector. On November 10, 2016, the EPA issued a final Information Collection Request, or the ICR, that would have required numerous oil and gas companies to provide information regarding methane emissions from existing oil and gas facilities, but on March 2, 2017, EPA withdrew that ICR. The regulatory focus is shifting in the current administration, however, additional GHG regulation of the oil and gas industry remains a possibility. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2017, 2016 or 2015. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2018 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition or results of operations.

Offices

We currently lease approximately 43,000 square feet of office space in Austin, Texas at 807 Las Cimas Parkway, Austin, Texas 78746, where our principal offices are located. The primary lease expires in April 2020. We also lease approximately 9,000 square feet of office space in Oklahoma City, Oklahoma. Additionally, we lease field offices in Oklahoma City, Oklahoma and Canadian, Texas.

Employees

As of December 31, 2017, we had 94 employees, including 31 technical (geosciences, engineering, land), 33 field operations, 26 corporate (finance, accounting, business development, IT, human resources, office management) and 4 management. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We consider our relations with our employees to be satisfactory. From time to time, we utilize the services of independent contractors to perform various field and other services as needed.

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

Risks Relating to the Oil and Natural Gas Industry and Our Business:

A substantial or extended decline in oil, natural gas or NGL prices would adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil, natural gas and NGLs heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. During the past seven years, the NYMEX WTI oil price has ranged from a low of $26.19 per Bbl in February 2016 to a high of $113.39 per Bbl in April 2011, and was $61.68 as of February 21, 2018. The NYMEX Henry Hub spot market price of gas has ranged from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 in March 2016, and was $2.66 as of February 21, 2018. These markets will likely continue to be volatile in the future, especially given the current geopolitical conditions. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	regional and worldwide economic conditions impacting the supply and demand for oil, natural gas and NGLs;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, including whether it meets the reduced output targets it has previously announced or may announce in the future;

•	the level of production in non-OPEC countries;
•	the price and quantity of imports of foreign oil, natural gas and NGLs;
•	political conditions regionally, domestically or in other oil and gas‑producing regions;
•	the level of domestic and global oil and natural gas exploration and production;
•	the level of domestic and global oil and natural gas inventories;
•	localized supply and demand fundamentals and available pipeline and other oil and gas transportation capacity;
•	weather conditions and natural disasters;
•	domestic, local and foreign governmental regulations and taxes;
•

activities by non-governmental organizations to restrict the exploration, development and production of oil and gas so as to reduce the potential for harm to the environment from such activities, including emissions of carbon dioxide, a greenhouse gas;

•	speculation as to the future price of oil, natural gas and NGLs and the speculative trading of oil, natural gas and NGLs;
•	trading prices of futures contracts;
•	price and availability of competitors’ supplies of oil, natural gas and NGLs;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	the impact of energy conservation efforts.

NGLs are made up of ethane, propane, isobutane, butane and natural gasoline, all of which have different uses and different pricing characteristics. NGLs comprised 31% of our 2017 production, and we realized an average price of $21.09 per barrel, a 56.5% increase from the average realized price of our 2016 production. An extended decline in NGL prices could materially and adversely affect our future business, financial condition and results of operations.

Substantially all of our production is sold to purchasers under contracts with market‑based prices. Lower oil, natural gas and NGL prices will reduce our cash flows and the present value of our reserves. Additionally, prices could reduce our cash flows to a level that would require us to borrow to fund our planned capital budget. Lower oil, natural gas and NGL prices may also reduce the amount of oil, natural gas and NGLs that we can develop and produce economically. Substantial decreases in oil, natural gas and NGL prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in oil, natural gas or NGL prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future financial condition and results of operations will depend on the success of our exploration, exploitation, development and production activities. Our oil, natural gas and NGLs exploitation, development and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decisions to purchase, explore, develop or otherwise exploit locations or properties will depend in part on the evaluation of information obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospectus or producing fields will be applicable to our drilling prospects. In addition, our cost of drilling, completing and operating wells is often uncertain before drilling commences, which ultimately results in uncertainty as to when the capital investment required to deploy rigs will create an acceptable return for our shareholders. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling include, but are not limited to, the following:

•	effectively controlling the level of pressure flowing from particular wells;
•	landing our wellbore in the desired drilling zone;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running our casing the entire length of the wellbore; and
•	running tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to effectively fracture stimulate the planned number of stages;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

Our exploration, exploitation, development and acquisition activities require substantial capital expenditures. Our 2017 capital expenditures totaled $248.0 million (excluding the impact of asset retirement costs, asset disposals and non-cash impairments of oil and gas properties), of which $205.7 million was utilized to drill and complete operated wells. The Company has established an initial capital budget of $150.0 million for 2018. Historically, we have funded development and operating activities primarily through a combination of equity capital raised from a private equity partner and public equity offerings, through borrowings under the Revolver, through the issuance of debt securities and through internal operating cash flows. We intend to finance the majority of our capital expenditures predominantly with cash flows from operations. If necessary, we may also access capital through proceeds from potential asset dispositions, cash on hand, borrowings under the Revolver, and the issuance of additional debt and equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	the estimated quantities of our oil, natural gas and NGL reserves;
•	the amount of oil, natural gas and NGLs we produce from existing wells;
•	the prices at which we sell our production;
•	any gains or losses from our hedging activities;
•	the costs of developing and producing our oil, natural gas and NGL reserves;
•	take‑away capacity;
•	our ability to acquire, locate and produce new reserves;
•	the ability and willingness of banks and other lenders to lend to us; and
•	our ability to access the equity and debt capital markets.

If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may have limited ability to obtain the additional capital necessary to conduct our operations at expected levels. The Revolver and the indentures governing our senior notes due 2022, or the 2022 Notes, and senior notes due 2023, or the 2023 Notes, and the 2023 First Lien Notes restrict our ability to obtain new debt financing. We may not be able to obtain debt or equity financing on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a decline in our oil, natural gas and NGLs production or reserves, and in some areas a loss of properties.

External financing may be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under the Revolver and through the capital markets may not be available in the future. Without additional capital resources, we may be unable to pursue and consummate acquisition opportunities as they become available, and we may be forced to limit or defer our planned oil, natural gas and NGLs development program, which will adversely affect the recoverability and ultimate value of our oil, natural gas and NGLs properties, in turn negatively affecting our business, financial condition and results of operations.

The development of our proved undeveloped reserves in our areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced by us. In addition, there are no assurances that our proved undeveloped reserves will be converted into producing reserves by us.

Approximately 41% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2017. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, declines in commodity prices could cause us to reevaluate our development plans and delay or cancel development. Delays in the development of our reserves, increases in costs to drill and develop such reserves or sustained periods of low commodity prices will reduce the future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves or lower commodity prices could cause us to have to reclassify our proved reserves as unproved reserves. There is no certainty that we will be able to convert unproved reserves to developed reserves.

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

Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of drilling hazards, including faults, or hydrocarbons, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons or drilling hazards such as faults are, in fact, present in those structures. In addition, the use of 3D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns or losses. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

We often gather 3D seismic data over large areas. Our interpretation of seismic data delineates those portions of an area that we believe are desirable for drilling. Therefore, we may choose not to acquire option or lease rights prior to acquiring seismic data, and, in many cases, we may identify hydrocarbon indicators before seeking option or lease rights in the location. Conversely, we may incur substantial expenditures to acquire and analyze 3D seismic data but not be able to lease attractive locations on acceptable terms.

Our hedging strategy may be ineffective in reducing the impact of commodity price volatility from our cash flows or may limit our ability to realize cash flows from commodity price increases, which could result in financial losses or could reduce our income.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, we have historically entered into commodity derivative contracts for a significant portion of our oil, natural gas and NGL production that could result in both realized and unrealized hedging losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts. For example, some of the commodity derivative contracts we utilize are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil, natural gas and NGLs. For the years ending December 31, 2018, 2019, and 2020, approximately 25%, 74%, and 78%, respectively, of our estimated total oil, natural gas and NGL production from proved reserves, based on our reserve report as of December 31, 2017, will not be covered by commodity derivative contracts.

Our policy has been to hedge a significant portion of our estimated oil, natural gas and NGLs production. However, our price hedging strategy and future hedging transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially higher or lower than current oil, natural gas and NGLs prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. For example, the estimated mark-to-market value of our commodity price hedges in 2018 and beyond represents a loss of $37.5 million, incorporating strip pricing as of February 21, 2018 but excluding adjustments for credit risk.

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

Future commodity price declines or downward reserve revisions may result in write‑downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write‑down constitutes a non‑cash charge to earnings. Such impairment may be accompanied by a reduction in proved reserves, thereby increasing future depletion charges per unit of production. We may incur impairment charges and related reductions in proved reserves in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. If commodity prices decline relative to their historical levels, we may incur future impairments to long‑lived assets.

Our estimated oil, natural gas and NGLs reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any significant inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil, natural gas and NGL reserves. Our estimates of our proved reserve quantities are based upon our reserve report as of December 31, 2017. Reserve estimation is a subjective process of evaluating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact manner. Reserves that are “proved reserves” are those estimated quantities of oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions and that relate to projects for which the extraction of hydrocarbons must have commenced or the operator must be reasonably certain will commence within a reasonable time.

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

If oil prices decline by $10.00 per Bbl, then our standardized measure as of December 31, 2017 excluding hedging impacts would decrease approximately $163.5 million holding all costs constant. If natural gas prices decline by $1.00 per Mcf, then our standardized measure as of December 31, 2017 excluding hedging impacts would decrease by approximately $98.1 million holding all costs constant.

Over 72% of our estimated proved reserves are located in the Western Anadarko Basin in the Texas Panhandle and Oklahoma; however, our 2018 drilling plan is primarily focused on the development of our assets in the Merge play located in the Eastern Anadarko Basin in Oklahoma. Drilling, exploring for and producing, oil, natural gas and NGLs in a different play than the location of our historical operations subjects us to uncertainties that could adversely affect our business, financial condition or results of operations.

Over 72% of our estimated proved reserves as of December 31, 2017 were located in the Western Anadarko Basin in the Texas Panhandle and Oklahoma, and approximately 71% of our 2017 production was from the Cleveland formation where properties are located in four contiguous counties of Texas and Oklahoma. During the fourth quarter of 2017, however, we released our last remaining rig in the Cleveland formation. In 2018, we plan to target the liquids rich Woodford shale and Meramec formations with our rig program in the Merge. As a result of this change in the area of our significant operations, we may be exposed to the impact of different supply and demand factors, regulations, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations than we have been exposed to previously in our historical operations in the Western Anadarko Basin. These uncertainties and others inherent in allocating our capital resources to operations in a new geographic area could have a material adverse effect on our financial condition and results of operations.

Our customer base is concentrated, and the loss of any one of our key customers could, therefore, adversely affect our financial condition and results of operations.

Historically, we have been dependent on a few customers for a significant portion of our revenue. For the year ended December 31, 2017 purchases by our top five customers accounted for approximately 40%, 22%, 8%, 6% and 5%, respectively, of our total oil, natural gas and NGL sales. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. To the extent that any of our major purchasers reduces their purchases of oil, natural gas or NGLs or defaults on their obligations to us, our financial condition and results of operations could be adversely affected.

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

Recently enacted tax legislation may impact our ability to fully utilize our interest expense deductions and net operating loss carryovers to fully offset our taxable income in future periods.

Recently enacted legislation commonly known as the Tax Cuts and Jobs Act includes provisions that, beginning in 2018, generally will (i) limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (ii) permit us to offset only 80% (rather than 100%) of our taxable income with net operating losses we generate after 2017. Interest expense and net operating losses subject to these limitations may be carried forward by us for use in later years, subject to these limitations. Additionally, the Tax Cuts and Jobs Act repealed the domestic manufacturing tax deduction for oil and gas companies. These tax law changes could have the effect of causing us to incur income tax liability and/or obligations under our Tax Receivable Agreement (the “Tax Receivable Agreement”) sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. The Tax Cuts and Jobs Act also includes provisions that, beginning in 2018, reduce the maximum federal corporate income tax rate from 35% to 21% and eliminate the alternative minimum tax, which would lessen any adverse impact of the limitations described in the preceding sentences.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated and new taxes may be imposed as a result of future legislation.

From time to time, legislation is introduced that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included repealing many tax incentives and deductions that are currently used by U.S. oil and gas companies and imposing new fees. Among others, proposed changes have included: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical cost amortization period for independent producers; imposing a per barrel fee on domestically produced oil; and implementation of a fee on non‑producing federal oil and gas leases. The recently enacted Tax Cuts and Jobs Act did not include any of these proposals, except for the repeal of the domestic manufacturing tax deduction for oil and gas companies. However, it is possible that such provisions could be proposed in the future. The passage of legislation containing some or all of these provisions or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenues.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have more resources than us. Many of our larger competitors not only drill for and produce oil and natural gas, but also engage in refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may have a greater ability to continue drilling activities during periods of low oil, natural gas and NGL prices, to contract for drilling equipment, to secure trained personnel, and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition for hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments continues to be strong. In addition, competition for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights remains robust. Any inability to compete effectively with larger companies could have a material adverse impact on our financial condition and results of operations.

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

We could experience periods of higher costs if commodity prices continue to rise. These increases could reduce our profitability, cash flow and ability to complete development activities as planned.

Historically, our capital and operating costs have risen during periods of increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased taxes. Decreased levels of drilling activity in the oil and natural gas industry in recent periods have led to declining costs of some drilling equipment, materials and supplies. However, with the recent increase in commodity prices, such costs may rise faster than increases in our revenue, thereby negatively impacting the profitability of our wells. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.

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

We may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to exploration, development and production activities. These laws and regulations may require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal, development in regulated wetlands or waters, or other environmental impacts associated with drilling, production and product transportation pipelines or other operations; regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, frontier and other protected areas or that contain regulated wetlands or other waters; require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or impose substantial liabilities for spills, pollution or failure to comply with regulatory filing requirements. In addition, these laws and regulations are complex, change frequently and have tended to become increasingly stringent over time; however, future changes to environmental laws and regulations remain uncertain. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where petroleum or hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including laws related to climate change and greenhouse gases, may be adopted in the future. If there are more expensive and stringent environmental legislation and regulations applied to the oil and natural gas industry, it could result in increased costs of doing business and consequently affect profitability. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. We are also subject to many other environmental requirements delineated in “Business—Environmental Matters and Regulation.”

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

Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations under certain circumstances. For example, in 2011 Texas adopted the Hydraulic Fracturing Chemical Disclosure Rule, requiring public disclosure of chemicals in fluids used in the hydraulic fracturing process for drilling permits issued after February 1, 2012. In addition, the OKCC has adopted rules prohibiting water pollution resulting from hydraulic fracturing operations and requiring disclosure of chemicals used in hydraulic fracturing. The mandatory disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based upon allegations that specific chemicals used in the fracturing process could adversely affect the environment.

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

There are also certain governmental reviews conducted that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality coordinated an administration‑wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. On December 13, 2016, the EPA released a study of the potential adverse effects that hydraulic fracturing activities (including water acquisition, chemical mixing, well injection, and disposal and reuse) may have on water quality and public health, concluding that there is scientific evidence that hydraulic fracturing activities could impact drinking water resources in the United States under some circumstances.

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

Also, in 2015, the U.S. Department of the Interior’s Bureau of Land Management, or BLM, adopted rules regarding well stimulation, chemical disclosures and other requirements for hydraulic fracturing on federal and Indian lands; however, these rules were rescinded by rule in December 2017. Effective December 2016, the NPS, finalized updates to its regulations governing non-federal oil and gas rights, affecting various approval exemptions and addressing well stimulation, chemical disclosures and other requirements for hydraulic fracturing. However, this regulation is targeted for agency review for potential rescission or revision pursuant to Executive Order No. 13783 titled “Promoting Energy Independence and Economic Growth,” dated March 28, 2017.

In addition, as discussed further below, state and federal regulatory agencies recently have focused on seismic events potentially associated with oil and gas operations, including injection well disposal and the hydraulic fracturing process.

Further, since 2012, oil and gas operations (production, processing, transmission, storage and distribution) have been subject to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs. The EPA rules also include NSPS standards for completions of hydraulically‑fractured gas wells. These standards include the reduced emission completion techniques developed in the EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the regulations under NESHAPS include maximum achievable control technology, or MACT, standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards. In October

2012, several challenges to the EPA’s rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The EPA has since reconsidered several aspects of the rules and may continue to make changes. For example in 2015, the EPA finalized a final rule defining “low pressure gas well” and removing “connected in parallel” from the definition of storage vessels in the New Source Performance Standard. Depending on the outcome of such judicial proceedings and regulatory actions, the rules may be further modified or rescinded or the EPA may issue new rules. We have reported some of our facilities as being subject to these rules and have incurred, and will continue to incur, costs to control emissions, and to satisfy reporting and other administrative requirements associated with these rules. We continue to evaluate the effect these rules will have on our business. In addition, the EPA finalized new rules to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector effective August 2, 2016. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air‑quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. BLM adopted rules effective on January 17, 2017 to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. EPA issued a two-year stay of these requirements in December 2017 and on February 13, 2018 announced a rule proposal to rescind several requirements and significantly revise others. Increased regulation and attention given to the hydraulic‑fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic‑fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale formations, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells, increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Federal and state legislative and regulatory initiatives relating to induced seismicity in connection with oil and gas activities could result in increased costs, additional operating restrictions or delays, and litigation risks which could adversely affect our operations

State and federal regulatory agencies recently have focused on a possible connection between an observed increase in minor seismic activity and tremors and both the operation of injection wells used for oil and gas waste waters and the hydraulic fracturing process. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, the Texas Railroad Commission rules allow the Commission to modify, suspend, or terminate a permit based on a determination that the permitted injection well activity is likely to be contributing to seismic activity. The OKCC also asserts authority to shut down injection wells that it considers linked to induced seismicity, and has recently taken other steps to regulate injection wells that may contribute to induced seismicity. For example, on August 3, 2015, the OKCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in Oklahoma; implementation has involved reductions of injection or shut-ins of disposal wells in 2015 and 2016. In February 2017, the OKCC issued a directive aimed at limiting the growth in future underground injection disposal rates into the Arbuckle formation in an area with seismicity issues. In December 2016, the OKCC announced seismicity guidelines for hydraulic fracturing operations, under which monitoring results can trigger a pause or suspension of hydraulic fracturing operations to evaluate seismic activity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity and also possible linkages of induced seismicity to the hydraulic fracturing process. Third-party lawsuits for property damage and other remedies based on allegations of induced seismicity have been brought against other energy companies.

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

As previously mentioned, federal regulations require methane reductions from new or modified oil and gas sources. On November 10, 2016, the EPA issued a final ICR that would have required numerous oil and gas companies to provide information regarding methane emissions from existing oil and gas facilities, but EPA withdrew the ICR on March 2, 2017. The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one‑half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, natural gas and NGLs we produce. In addition, international, federal, regional and local regulatory initiatives that target GHGs could adversely affect the marketability of the oil and natural gas we produce. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement came into force on November 4, 2016, requiring, countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The United States’ has expressed an intention to withdraw from participation in the Paris Agreement, but some state and local governments have expressed intentions to take GHG-related actions. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on our operations. To the extent adopted, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

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

We may be subject to regulation that restricts our ability to discharge water produced as part of our oil or gas production operations. Productive zones frequently contain water that must be removed in order for the oil or gas to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce oil or gas in commercial quantities. The produced water currently is transported from the lease and injected into disposal wells. Some states, including Oklahoma and Texas, also assert the authority to shut down disposal wells that are deemed to contribute to induced seismicity, or seismic activity that is caused by human activity. In 2015, the OKCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes to address potential induced seismicity in Oklahoma. Further, in February 2017, the OKCC issued a directive aimed at limiting the growth in future underground injection disposal rates into the Arbuckle formation in an area with seismicity issues. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the EPA has prohibited the disposal of wastewater from hydraulic fracturing into publicly owned treatment facilities through a “zero discharge” pretreatment standard. The EPA is also conducting a study of private wastewater treatment facilities, referred to as centralized waste treatment, or CWT, facilities, accepting oil and gas extraction wastewater and will evaluate whether to revise discharge limits from CWT facilities. Therefore, across the oil and gas industry, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may increase. This increase may reduce our profitability.

If water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

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

Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce our cash flow available for drilling and place us at a competitive disadvantage. For example, as of February 21, 2018, following the issuance and sale of the 2023 First Lien Notes, we had an unused borrowing capacity of approximately $25.0 million under the Revolver, subject to compliance with financial covenants. The impact of a 1.0% increase in interest rates on an assumed borrowing of the full $50.0 million available under the Revolver would result in increased annual interest expense of approximately $0.5 million and a corresponding decrease in our net income. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in our cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

Our indebtedness could adversely affect our financial condition. Our annual interest expense is large related to our cash flow.

As of December 31, 2017, we had $770.1 million of total long-term debt obligations, including $211.0 million drawn on the Revolver. As of February 21, 2018, after giving effect to the issuance and sale of the 2023 First Lien Notes, we had approximately $1.0 billion of total long-term debt obligations, including $25.0 million drawn on the Revolver. Our indebtedness may significantly affect our financial flexibility in the future, including by making it more difficult for us to borrow in the future, making us more vulnerable to adverse economic or industry conditions and deterring third parties from material transactions with us. In addition, a reduction in the borrowing base for the Revolver will reduce our liquidity. If such a reduction results in the outstanding amount under the Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. Our business may not continue to generate sufficient cash flow from operations to repay our indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing.

The borrowing base under the Revolver will be redetermined at least semi-annually on or about April 1 and October 1 of each year, with such redetermination based primarily on reserve reports using lender commodity price expectations at such time. JEH and the administrative agent (acting at the direction of lenders holding at least 66 2/3% of the outstanding loans) may each request one unscheduled borrowing base redetermination between each scheduled redetermination. In addition, the lenders may elect to redetermine the borrowing base upon the occurrence of certain defaults under our material operating agreements or upon the cancellation or termination of certain of our joint development agreements. The borrowing base may also be reduced as a result of our issuance of secured or unsecured notes, our termination of material hedging positions or our consummation of significant asset sales. If current low commodity prices continue through such redetermination events, the borrowing base under the Revolver may be reduced.

Certain federal regulatory agencies, including the Office of the Comptroller of the Currency, the Federal Reserve, and the Federal Deposit Insurance Corp., have recently focused on oil and gas lenders’ examinations and ratings of reserve based loans, with a view towards encouraging such lenders to reduce their exposure to potentially substandard loans to oil and gas companies. In April 2014, the Office of the Comptroller of the Currency issued the “Oil and Gas Production Lending” bank examination booklet, which details potential regulatory requirements related to reserve based lending. Whether or not these regulatory agencies are successful in implementing stricter requirements related to reserve based lending, oil and gas lenders may respond to these discussions by taking a more conservative approach in their lending practices, which could adversely impact future borrowing base redeterminations under the Revolver.

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

The Revolver requires us to maintain certain financial ratios, including (i) commencing with the fiscal quarter ending March 31, 2019, a senior secured leverage ratio, consisting of consolidated secured funded debt to EBITDAX, of not greater than 2.25 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter, and (iii) commencing with the fiscal quarter ending March 31, 2019, a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than 5.25 to 1.00 as of March 31, 2019, 5.00 to 1.00 as of June 30, 2019, 4.75 to 1.00 as of September 30, 2019, 4.50 to 1.00 as of December 31, 2019 and 4.00 to 1.00 as of the last day of each fiscal quarter ending thereafter.

As of December 31, 2017, we were in compliance with our financial covenants. However, we cannot guarantee that we will be able to comply with such terms at all times in the future. Any failure to comply with the conditions and covenants in the Revolver that is not waived by our lenders or otherwise cured could lead to a termination of the Revolver, acceleration of all amounts due under the Revolver, or trigger cross default provisions under other financing arrangements. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

The Jones family and certain other stockholders control a significant percentage of Jones Energy, Inc.’s voting power and have the ability to take actions that may conflict with your interests.

As of December 31, 2017, the Jones family, Metalmark Capital and affiliates of JVL Advisors, L.L.C. held approximately 44.5% of the combined voting power of Jones Energy, Inc. These stockholders are entitled to act separately in their own respective interests with respect to their ownership interests in Jones Energy, Inc., and collectively have the ability to substantially influence the election of the members of our board of directors, thereby potentially controlling our management and affairs. In addition, they have significant influence over all matters that require approval by our stockholders, including mergers and other material transactions.

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

We currently have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.

We currently have no plans to pay regular dividends on our Class A common stock. Any payment of dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition and business opportunities, the restrictions in our debt agreements, and other considerations that our board of directors deems relevant. Accordingly, you may have to sell some or all of your Class A common stock in order to generate cash flow from your investment.

We will incur corporate income tax liabilities on taxable income allocated to us by JEH with respect to JEH Units we own, which may be substantial. JEH is required to make cash tax distributions under its operating agreement. JEH’s ability to make tax distributions, and our ability to pay taxes and the Tax Receviable Agreement liability may be limited by our structure and available liquidity. To the extent that we incur cash income tax liabilities or JEH is required to make cash tax distributions and cash payments of the Tax Receviable Agreement liability it would impact our liquidity and reduce cash available for other uses.

Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account our good faith projections of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions described below. During 2016, JEH generated taxable income, resulting in the payment during 2016 of $17.3 million in cash tax distributions to JEH unitholders (other than us). As a result of JEH’s 2016 taxable income (all of which is passed-through and taxed to us and JEH’s other unitholders), during 2017 we made further income tax payments to federal and state taxing authorities of $2.3 million and JEH made further tax distributions to JEH unitholders (other than us) of $0.6 million. During 2017, JEH did not generate taxable income, therefore we did not make any additional tax payments nor did JEH make any additional tax distributions other than those made as a result of 2016 JEH taxable income. Based on our initial 2018 operating budget and information available as of this filing, we do not anticipate that we will be required to make any additional tax payments or that JEH will make any additional tax distributions during 2018. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

We are classified as a corporation for U.S. federal income tax purposes and, in most states in which JEH does business, for state income tax purposes. Under current law, we are subject to U.S. federal income tax at rates of up to 21%, and to state income tax at rates that vary from state to state, on the net income allocated to us by JEH with respect to the JEH Units we own. We are a holding company with our sole asset consisting of our ownership in JEH and have no independent means of generating revenue. JEH is classified as a partnership for federal income tax purposes and as such is not subject to federal income tax (other than as a withholding agent). Instead, taxable income is allocated to holders of JEH Units, including the JEH Units we own. Under the terms of its operating agreement, JEH is obligated to make tax distributions to holders of its units, including us, subject to the conditions described below. Our ability to cause JEH to make tax distributions, which generally will be pro rata with respect to all outstanding JEH Units, in an amount sufficient to allow us to pay our taxes and make any payments due under the Tax Receivable Agreement, is subject to various factors, including the cash requirements and financial condition of JEH, compliance by JEH or its subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, including under our notes and the Revolver, and other agreements entered into with third parties. As a result, it is possible that Jones Energy, Inc. will not have sufficient cash to pay taxes and make payments under the Tax Receviable Agreement liability.

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

Under certain circumstances, we could become obligated to make significant payments under our Tax Receivable Agreement that could exceed or represent a substantial portion of our liquidity and market capitalization. These payment obligations could be to persons without significant equity ownership in us at the time such obligation arises. If we elect to terminate the Tax Receivable Agreement early or it is terminated early due to certain mergers or other changes of control, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the Tax Receivable Agreement. Such calculation of anticipated future tax benefits will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including the assumptions that (i) we have sufficient taxable income to fully utilize such benefits, (ii) any JEH Units that the Class B shareholders or their permitted transferees own on the termination date are exchanged for shares of our Class A common stock on the termination date and (iii) the amount of future depletion deductions to which we are entitled is based on recoverable reserves and rates of recovery reflected in the most recent reserve reports and estimates available on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits.

In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. For example, if the Tax Receivable Agreement had been terminated at December 31, 2017, we estimate that the termination payment would be approximately $58.4 million (calculated based on the 21%

U.S. federal corporate income tax rate under the recently enacted Tax Cuts and Jobs Act, and applicable state and local income tax rates and using a discount rate equal to LIBOR, plus 100 basis points, applied against the anticipated undiscounted liability and assuming a market value of our Class A common stock equal to $1.10 per share, the closing price on December 29, 2017). The foregoing is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

We continue to qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act. As a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years from our initial public offering, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three year period.

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

We were recently out of compliance with the NYSE’s minimum share price requirement and, if we cease to be compliant in the future, we are at risk of the NYSE delisting our Class A common stock, which would have a material adverse effect on our business, financial condition, prospects and liquidity and value of our common stock.

Our Class A common stock is currently listed on the NYSE, and the continued listing of our Class A common stock is subject to our compliance with a number of listing standards. On December 26, 2017, we were notified by the NYSE that we were no longer in compliance with the continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. While we were notified by the NYSE on February 1, 2018 that we had fully regained compliance with the NYSE’s continued listing standards because the price of the our Class A common stock was above $1.00 per share on the last trading day of January and was on average over $1.00 for the 30 trading days preceding January 31, 2018, if we are unable to maintain compliance the NYSE may initiate procedures to suspend and delist the Class A common stock.

If our Class A common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our Class A common stock; (ii) reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

See Note 15, “Commitments and Contingencies—Litigation,” in the Notes to Consolidated Financial Statements for further discussion.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JONE.”

The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE for the periods indicated.

	2017		2016
	High	Low	High	Low
1st Quarter	$5.20	$2.20	$4.01	$1.16
2nd Quarter	$2.70	$1.40	$5.30	$2.84
3rd Quarter	$2.21	$0.85	$4.49	$2.55
4th Quarter	$1.90	$0.73	$5.34	$3.35

On February 21, 2018, the last sale price of our Class A common stock, as reported on the NYSE, was $0.92 per share. As of February 21, 2018, there were 92,030,282 shares of Class A common stock outstanding held by approximately nineteen stockholders of record and 9,627,821 shares of Class B common stock outstanding held by approximately three stockholders of record.

On December 26, 2017, we were notified by the NYSE that we were no longer in compliance with the continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. On February 1, 2018, we received notice from the NYSE that we had cured our deficiency and fully regained compliance with the NYSE’s continued listing standards as of market close on January 31, 2018 because the price of the our Class A common stock was above $1.00 per share on the last trading day of January and was on average over $1.00 for the 30 trading days preceding January 31, 2018.

Dividend Policy

We have not paid any cash dividends and do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, the Revolver, the 2023 First Lien Notes, the 2022 Notes and the 2023 Notes prohibit us from paying cash dividends.

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

The graph compares the cumulative total shareholder return to Jones Energy, Inc.’s common stockholders as compared to the cumulative total returns on the Standard & Poor’s 500 index (“the S&P 500 Index”) and the Standard and Poor’s

500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P Index”) since the time of our IPO. The graph was prepared assuming $100 was invested in our common stock at its initial public offering price of $15.00 per share and invested in the S&P 500 Index and the S&P 500 O&G E&P Index on July 24, 2013 at the closing price on such date and tracked through December 31, 2017.

Securities Authorized for issuance Under Equity Compensation Plans

The following table presents the securities authorized for issuance under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”) as of December 31, 2017.

Number of Shares
	Number of Shares to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights ($)	Plans
Equity compensation plan approved by security holders (1)	—	—	3,065,486	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,065,486

(1)

Our Amended and Restated 2013 Omnibus Incentive Plan (the “LTIP”) was approved by our board of directors in May 2016 and took effect on May 4, 2016. The LTIP was also approved by our shareholders at the Annual Meeting of Shareholders on May 4, 2016.

(2)

The LTIP may consist of the following components: restricted stock, stock options, performance awards, restricted stock units, stock appreciation rights, cash awards, dividend equivalents, and other share‑ based awards. The LTIP limits the number of shares that may be delivered pursuant to awards to an aggregate total of 8,340,211 shares of our Class A common stock, as adjusted for the effects of the Special Stock Dividend and the preferred stock dividends paid in shares. Our board of directors had approved total cumulative awards of 5,274,725 shares of restricted Class A common stock under the LTIP as of December 31, 2017, net of forfeitures and other adjustments that return previously awarded shares to the pool of remaining available shares.

Item 6.  Selected Financial Data

The following table sets forth selected financial data of Jones Energy, Inc. and its predecessor for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. This information should be read in connection with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” presented elsewhere in this report.

	Year Ended December 31,
(in thousands except per share data)	2017	2016	2015	2014	2013
Operating revenues
Oil and gas sales	$186,393	$124,877	$194,555	$378,401	$258,063
Other revenues	2,180	2,970	2,844	2,196	1,106
Total operating revenues	188,573	127,847	197,399	380,597	259,169
Operating costs and expenses
Lease operating	36,636	32,640	41,027	37,760	25,129
Production and ad valorem taxes	6,874	7,768	12,130	22,556	15,517
Exploration	14,145	6,673	6,551	3,453	16,125
Depletion, depreciation and amortization	167,224	153,930	205,498	181,669	114,136
Impairment of oil and gas properties	149,648	—	—	—	—
Accretion of ARO liability	960	1,263	1,087	770	608
General and administrative	29,892	29,640	33,388	25,763	31,902
Other operating	—	199	4,188	—	—
Total operating expenses	405,379	232,113	303,869	271,971	203,417
Operating income (loss)	(216,806)	(104,266)	(106,470)	108,626	55,752
Other income (expense)
Interest expense	(51,651)	(53,127)	(64,458)	(41,875)	(30,053)
Gain on debt extinguishment	—	99,530	—	—	—
Net gain (loss) on commodity derivatives	(17,985)	(51,264)	158,753	189,641	(2,566)
Other income (expense)	56,952	536	317	(4,554)	(799)
Other income (expense), net	(12,684)	(4,325)	94,612	143,212	(33,418)
Income (loss) before income tax	(229,490)	(108,591)	(11,858)	251,838	22,334
Income tax provision
Current	(3,585)	3,981	113	53	85
Deferred	(47,082)	(27,767)	(2,894)	26,165	(156)
Total income tax provision (benefit)	(50,667)	(23,786)	(2,781)	26,218	(71)
Net income (loss)	(178,823)	(84,805)	(9,077)	225,620	22,405
Net income (loss) attributable to non-controlling interests	(77,331)	(42,253)	(6,696)	184,484	24,591
Net income (loss) attributable to controlling interests	$(101,492)	$(42,552)	$(2,381)	$41,136	$(2,186)
Dividends and accretion on preferred stock	(7,924)	(2,669)	—	—	—
Net income (loss) attributable to common shareholders	$(109,416)	$(45,221)	$(2,381)	$41,136	$(2,186)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)	$3.02	$(0.16)
Diluted - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)	$3.02	$(0.16)
Weighted average Class A shares outstanding:
Basic	72,411	43,506	29,161	13,622	13,593
Diluted	72,411	43,506	29,161	13,630	13,593
Other Supplementary Data:
EBITDAX (1)	$186,364	$187,955	$268,417	$303,014	$204,997
Adjusted net income (2)	$(31,126)	$(15,528)	$2,220	$68,824	$56,425

(1)	EBITDAX is a non‑GAAP financial measure. For a definition of EBITDAX and a reconciliation of EBITDAX to our net income, see “—Non‑GAAP Financial Measures” below.
(2)	Adjusted net income is a non‑GAAP financial measure. For a definition of adjusted net income and a reconciliation of adjusted net income to our net income, see “—Non‑GAAP Financial Measures” below.

	Year Ended December 31,
(in thousands of dollars)	2017	2016	2015	2014	2013
Statement of Cash Flow Data
Net cash provided by operating activities	$59,008	$25,700	$68,849	$265,319	$148,528
Net cash (used in) investing activities	(110,004)	(130,862)	(168,220)	(463,799)	(368,232)
Net cash provided by financing activities	35,826	117,911	107,698	188,226	219,798
Net increase (decrease) in cash	$(15,170)	$12,749	$8,327	$(10,254)	$94

	As of December 31,
(in thousands of dollars)	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents	$19,472	$34,642	$21,893	$13,566	$23,820
Other current assets	85,229	64,680	172,281	230,648	121,725
Total current assets	104,701	99,322	194,174	244,214	145,545
Property and equipment, net	1,599,759	1,746,584	1,639,639	1,642,908	1,300,672
Other long-term assets	5,603	40,794	101,341	96,363	37,775
Total assets	$1,710,063	$1,886,700	$1,935,154	$1,983,485	$1,483,992

Current liabilities	$166,487	$107,807	$67,576	$229,132	$179,623
Long-term debt	759,316	724,009	837,654	848,636	654,013
Other long-term liabilities	108,585	74,458	93,072	52,367	26,232
Mezzanine equity	89,539	88,975	—	—	—
Total stockholders’ / members’ equity	586,136	891,451	936,852	853,350	624,124
Total liabilities and stockholders’ / members’ equity	$1,710,063	$1,886,700	$1,935,154	$1,983,485	$1,483,992

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Year Ended December 31,
(in thousands of dollars)	2017	2016	2015	2014	2013
Reconciliation of net income to EBITDAX
Net income (loss)	$(178,823)	$(84,805)	$(9,077)	$225,620	$22,405
Interest expense	51,651	53,127	64,458	41,875	30,053
Exploration expense	14,145	6,673	6,551	3,453	16,125
Income taxes	(50,667)	(23,786)	(2,781)	26,218	(71)
Depreciation and depletion	167,224	153,930	205,498	181,669	114,136
Impairment of oil and natural gas properties	149,648	—	—	—	—
Accretion of ARO liability	960	1,263	1,087	770	608
Change in TRA liability	(59,492)	(784)	(1,984)	—	—
Other non-cash charges	2,044	1,202	1,023	376	79
Stock compensation expense	6,260	7,425	7,562	4,040	10,838
Deferred and other non-cash compensation expense	208	804	455	758	2,719
Net (gain) loss on derivative contracts	17,985	51,264	(158,753)	(189,641)	2,566
Current period settlements of matured derivative contracts	66,851	123,249	149,801	4,476	5,209
Amortization of deferred revenue	(1,854)	(2,384)	(1,960)	(1,154)	(469)
(Gain) loss on sale of assets	127	(14)	3	(297)	78
(Gain) on debt extinguishment	—	(99,530)	—	—	—
Stand-by rig costs	—	—	4,188	—	—
Financing expenses and other loan fees	97	321	2,346	4,851	721
EBITDAX	$186,364	$187,955	$268,417	$303,014	$204,997

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

	Year Ended December 31,
(in thousands except per share data)	2017	2016	2015	2014	2013
Net income (loss)	$(178,823)	$(84,805)	$(9,077)	$225,620	$22,405
Net (gain) loss on derivative contracts	17,985	51,264	(158,753)	(189,641)	2,566
Current period settlements of matured derivative contracts	66,851	123,249	149,801	4,476	5,209
Impairment of oil and gas properties	149,648	—	—	—	—
Exploration	14,145	6,673	6,551	3,453	16,125
Non-cash stock compensation expense	6,260	7,425	7,562	4,040	10,838
Deferred and other non-cash compensation expense	208	804	455	758	2,719
(Gain) on debt extinguishment	—	(99,530)	—	—	—
Stand-by rig costs	—	—	4,188	—	—
Financing expenses	—	—	2,250	3,761	—
Tax impact of adjusting items (1)	(69,627)	(20,774)	(1,106)	16,357	(3,437)
Change in TRA liability	(59,492)	(784)	(1,984)	—	—
Change in valuation allowance (2)	21,719	950	2,333	—	—
Adjusted net income (loss)	$(31,126)	$(15,528)	$2,220	$68,824	$56,425
Adjusted net income (loss) attributable to non-controlling interests	(8,333)	(9,861)	1,275	56,208	52,679
Adjusted net income (loss) attributable to controlling interests	(22,793)	(5,667)	945	12,616	3,746
Dividends and accretion on preferred stock	(7,924)	(2,669)	—	—
Adjusted net income (loss) attributable to common shareholders	$(30,717)	$(8,336)	$945	$12,616	$3,746

Earnings per share (basic and diluted): (3)	$(1.51)	$(1.04)	$(0.08)	$3.02	$(0.16)
Net (gain) loss on derivative contracts	0.29	0.70	(2.47)	(3.54)	0.40
Current period settlements of matured derivative contracts	0.65	1.53	2.28	0.08	(0.01)
Impairment of oil and gas properties	1.43	—	—	—	—
Exploration	0.14	0.10	0.11	0.06	0.29
Non-cash stock compensation expense	0.06	0.10	0.12	0.08	0.01
Deferred and other non-cash compensation expense	—	0.01	0.01	0.01	—
(Gain) on debt extinguishment	—	(1.13)	—	—	—
Stand-by rig costs	—	—	0.05	—	—
Financing expenses	—	—	0.03	0.07	—
Tax impact of adjusting items (1)	(0.96)	(0.46)	(0.03)	1.15	(0.25)
Change in TRA liability	(0.82)	(0.02)	(0.07)	—	—
Change in valuation allowance (2)	0.30	0.02	0.08	—	—
Adjusted earnings per share (basic and diluted)	$(0.42)	$(0.19)	$0.03	$0.93	$0.28

Weighted average Class A shares outstanding: (3)
Basic	72,411	43,506	29,161	13,622	13,593
Diluted	72,411	43,506	29,161	13,630	13,593
Effective tax rate on net income (loss) attributable to controlling interests	25.1%	35.2%	38.9%	35.7%	36.9%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non‑controlling interests

(2)	Includes adjustment for valuation allowance and IRC Section 382 limitation
(3)

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

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Oklahoma and Texas. Our Chairman and Chief Executive Officer, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920s. We have grown by leveraging our focus on low-cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko Basin, having concentrated our operations there for over 25 years. We have drilled over 930 total wells as operator, including nearly 760 horizontal wells, since our formation. Our operations are focused on horizontal drilling within two distinct areas in Oklahoma and Texas:

•	the Eastern Anadarko Basin—targeting the liquids rich Woodford shale and Meramec formations in the Merge area of the STACK/SCOOP plays; and
•	the Western Anadarko Basin—targeting the liquids rich Cleveland, Granite Wash, Tonkawa and Marmaton formations.

We seek to optimize returns through a disciplined emphasis on controlling costs and promoting operational efficiencies, and we have historically been recognized as one of the lowest-cost drilling and completion operators in the Cleveland formation. Our low-cost drilling expertise has applied directly to our newer operations in the Merge, where the Company plans to spend the majority of its 2018 capital budget.

As of December 31, 2017, our total estimated proved reserves were 104.8 MMBoe, of which 59% were classified as proved developed reserves. Approximately 28% of these total estimated proved reserves consisted of oil, 32% consisted of NGLs, and 41% consisted of natural gas.

2018 Outlook

In 2018, we are focusing the majority of our capital budget and resources on the development of our high-return Merge acreage, where we have an inventory of over 5,443 gross (927 net) operated drilling locations, or over 25 years of drilling inventory at our current two-rig pace. We believe the recognized value of the Merge will continue to improve as we and other operators in the area increase activity and release more production and completions data.

Impact of Pad Drilling

We intend to drill and complete the majority of the wells in our 2018 development program using pad drilling, which is the practice of drilling wells in batches of two or more from the same drilling pad. While pad drilling generally does produce time and cost efficiencies, such as rig mobility time and costs and the sharing of production facilities, it also increases spud-to-production times which results in production delays. For example, on a four-well pad, all four wells on the pad are drilled before completion operations can begin, at which point all four wells must be completed before any of the wells can be turned to production. This process can result in large amounts of production coming online at one time, and will likely cause our development production profile to be less evenly distributed than previous years. While the potential unevenness of our 2018 development production may make near-term forecasting more difficult, we believe the potential capital savings and operational efficiencies of pad drilling are significant.

Commodity Price Hedging

The price we receive for our oil, natural gas and NGLs significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth. Oil and natural gas are commodities and, therefore, their prices can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in oil and gas prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a significant portion of our anticipated oil, natural gas and NGL production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in oil and gas prices, and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The only counterparties to our derivatives are lenders under the Revolver, and our hedge positions are generally reviewed on a monthly basis. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income. We record such derivative instruments as assets or liabilities in the balance sheet. We do not anticipate any substantial changes in our hedging policy.

Historically, to mitigate the risk associated with commodity price fluctuations, we have maintained a high level of hedges relative to our projected production. During the year ended December 31, 2017, 83% of our total production for oil, natural gas and NGLs was hedged. For the years ending December 31, 2018, 2019, and 2020, approximately 75%, 26%, and 22%, respectively, of our estimated total oil, natural gas and NGL production from proved reserves, based on our reserve report as of December 31, 2017, are hedged by commodity derivative contracts, respectively. As of December 31, 2017, the estimated mark-to-market value of our commodity price hedges in 2018 and beyond was a liability of approximately $41.9 million.

Our open positions as of December 31, 2017 were as follows:

	Year Ending December 31,
	2018	2019	2020
Oil positions (1):
Sold swaps:
Hedged volume (MBbl)	2,364	1,020	660
Weighted average price ($/Bbl)	$51.08	$50.04	$50.00
Collars:
Hedged volume (MBbl)	—	810	—
Floor Price ($/Bbl)	$—	$48.52	$—
Ceiling Price ($/Bbl)	$—	$59.64	$—
Natural gas positions (2):
Sold swaps:
Hedged volume (MMcf)	21,810	9,820	8,400
Weighted average price ($/Mcf)	$2.96	$2.83	$2.79
Collars:
Hedged volume (MMcf)	—	11,890	—
Floor Price ($/Mcf)	$—	$2.55	$—
Ceiling Price ($/Mcf)	$—	$3.19	$—
NGL positions (3):
Swaps:
Hedged volume (MBbl)	1,665	—	—
Weighted average price ($/gal)	$0.71	$—	$—
Natural Gas Basis positions (4):
Swaps:
Hedged volume (MMcf)	8,000	—	—
Weighted average price ($/Mcf)	$(0.41)	$—	$—

(1)	The oil derivatives are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.
(2)	The natural gas derivatives are settled based on the NYMEX natural gas futures price for the calculation period.
(3)	The NGL derivatives are settled based on the month’s average daily price of Mont Belvieu and Conway ethane, propane, isobutane, butane and natural gasoline.
(4)

The basis swap derivatives are settled based on the differential between the NYMEX natural gas futures price and the ANR Pipeline Co. Oklahoma price, the CenterPoint Energy Gas Transmission Co. East price, the Natural Gas Pipeline Co. of America TexOK zone price, the Northern Natural Gas Co. demarcation price or the Panhandle Eastern Pipe Line Co. Texas/Oklahoma price.

The estimated mark-to-market value of our commodity price hedges in 2018 and beyond was a liability of approximately $37.5 million, incorporating strip pricing as of February 21, 2018 but excluding adjustments for credit risk.

The following table summarizes our commodity derivative contracts outstanding as of February 21, 2018:

	Fiscal Year Ending December 31,
	2018	2019	2020
Oil Hedges
Swaps Sold (MBbl)	2,364	1,020	660
Price ($/Bbl)	$51.08	$50.04	$50.00

Collars (MBbl)	—	810	—
Floor ($/Bbl)	$—	$48.52	$—
Ceiling ($/Bbl)	$—	$59.64	$—

Gas Hedges
Swaps Sold (MMcf)	21,810	9,820	8,400
Price ($/Mcf)	$2.96	$2.83	$2.79

Offset Swaps Purchased (MMcf) (1)	3,620	2,560	—
Price ($/Mcf)	$2.84	$2.80	$—

Collars (MMcf)	—	11,890	—
Floor ($/Mcf)	$—	$2.55	$—
Ceiling ($/Mcf)	$—	$3.19	$—

NGL Swaps (MBbl)
Propane	850	—	—
Iso Butane	120	—	—
Butane	335	—	—
Natural Gasoline	360	—	—
Total NGLs (MBbl)	1,665	—	—

NGL Swap Prices ($/Gal)
Propane	$0.57	$—	$—
Iso Butane	$0.72	$—	$—
Butane	$0.69	$—	$—
Natural Gasoline	$1.05	$—	$—

Natural Gas Basis (MMcf)
ANR	6,000
PEPL	2,000

Natural Gas Basis Prices ($/Mcf)
ANR	$0.40	$—	$—
PEPL	$0.45	$—	$—

Western Anadarko Basin Development Plan

We expect to maintain our leadership and best-in-class operations in the Western Anadarko Basin. In addition to pursuing potential sources of outside development capital to drill in this basin, as discussed below, we are focused on optimizing our existing production from a large and diversified base of 944 gross (571 net) producing wells across approximately 152,000 net acres in the Western Anadarko Basin. Based on our initial capital expenditures budget described above, we expect to drill at least five wells in the Cleveland in 2018.

As previously announced, we are working with Tudor, Pickering, Holt & Co. to evaluate potential drilling joint ventures, or “DrillCo,” financing alternatives, which will enable the continued development of our Western Anadarko properties. If we are able to implement a DrillCo to fund a portion of the continued development of our Western Anadarko properties, we anticipate that we will convey a significant majority of the working interests in certain of our undeveloped properties in the Western Anadarko Basin that are subject to the DrillCo to a third party investor in exchange for the third party investor funding capital expenditures to develop such properties. Upon achieving a specified internal rate of return, the third party investor will re-convey those working interests to us, but retain a small portion for themselves. No definitive Eastern Anadarko Basin development plan agreements to implement a DrillCo have been reached as of the date of this report.

Liability Management

In addition to the offering of 2023 First Lien Notes described in Note 16, “Subsequent Events,” in the Notes to Consolidated Financial Statements, we intend to continue to pursue additional liability management opportunities with the goal of decreasing our leverage and increasing our financial flexibility. For example, we may employ strategies such as repurchases of our 2022 Notes and 2023 Notes at prices significantly below par, or potential exchanges of a portion of our outstanding 2022 Notes or 2023 Notes for newly issued junior lien secured notes. The indenture governing the 2023 First Lien Notes permits us to incur an unlimited amount of junior lien debt, subject to certain conditions and limitations. Any repurchases or exchanges of 2022 Notes or 2023 Notes at a discount generally will cause us to recognize cancellation of debt income for tax purposes.

Reserves Update

The amount of our proved reserves, as estimated based on SEC pricing and definitions, was 104.8 MMBoe as of December 31, 2017, of which 59% were classified as proved developed reserves. This decrease of 0.4%, from 105.2 MMBoe as of December 31, 2016, was primarily due to the divestiture of our Arkoma Assets, offset by reserve extensions in the Merge during 2017.

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

Capital Expenditures Update

Our 2017 capital expenditures totaled $248.0 million (excluding the impact of asset retirement costs, asset disposals and non-cash impairments of oil and gas properties), of which $205.7 million was utilized to drill and complete operated wells. The Company has established an initial capital budget of $150.0 million for 2018, including $134.0 million for drilling completing wells and $16.0 million for leasing, workovers and other capital projects. We will continue to monitor market conditions and may decide, at a later date, to spend more or less capital for a variety of reasons. Please see “Liquidity and Capital Resources.” All drilling locations classified as proved undeveloped reserves in the year‑end reserve report are scheduled to be drilled within five years of initial proved reserve booking.

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

Exploration.  Exploration expense consists of geological and geophysical costs, seismic costs, amortization of unproved leasehold costs, the costs to drill exploratory wells that do not find proved reserves, and the cost of leases that have been abandoned.

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

Interest.  The primary component of this line item is the interest paid to lenders. We finance a portion of our working capital requirements and capital expenditures with borrowings under the Revolver and senior notes. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

Results of Operations

The following table summarizes our revenues, expenses and production data for the periods indicated.

(in thousands of dollars except for	Year Ended December 31,
production, sales price and average cost data)	2017	2016	Change	2016	2015	Change
Revenues:
Oil	$93,207	$63,736	$29,471	$63,736	$114,029	$(50,293)
Natural gas	42,191	31,434	10,757	31,434	45,558	(14,124)
NGLs	50,995	29,707	21,288	29,707	34,968	(5,261)
Total oil and gas	186,393	124,877	61,516	124,877	194,555	(69,678)
Other	2,180	2,970	(790)	2,970	2,844	126
Total operating revenues	188,573	127,847	60,726	127,847	197,399	(69,552)
Costs and expenses:
Lease operating	36,636	32,640	3,996	32,640	41,027	(8,387)
Production and ad valorem taxes	6,874	7,768	(894)	7,768	12,130	(4,362)
Exploration	14,145	6,673	7,472	6,673	6,551	122
Depletion, depreciation and amortization	167,224	153,930	13,294	153,930	205,498	(51,568)
Impairment of oil and gas properties	149,648	—	149,648	—	—	—
Accretion of ARO liability	960	1,263	(303)	1,263	1,087	176
General and administrative	29,892	29,640	252	29,640	33,388	(3,748)
Other operating	—	199	(199)	199	4,188	(3,989)
Total costs and expenses	405,379	232,113	173,266	232,113	303,869	(71,756)
Operating income (loss)	(216,806)	(104,266)	(112,540)	(104,266)	(106,470)	2,204
Other income (expenses):
Interest expense	(51,651)	(53,127)	1,476	(53,127)	(64,458)	11,331
Gain on debt extinguishment	—	99,530	(99,530)	99,530	—	99,530
Net gain (loss) on commodity derivatives	(17,985)	(51,264)	33,279	(51,264)	158,753	(210,017)
Other income/(expense)	56,952	536	56,416	536	317	219
Total other income (expense)	(12,684)	(4,325)	(8,359)	(4,325)	94,612	(98,937)
Income (loss) before income tax	(229,490)	(108,591)	(120,899)	(108,591)	(11,858)	(96,733)
Income tax provision (benefit)	(50,667)	(23,786)	(26,881)	(23,786)	(2,781)	(21,005)
Net income (loss)	(178,823)	(84,805)	(94,018)	(84,805)	(9,077)	(75,728)
Net income (loss) attributable to non-controlling interests	(77,331)	(42,253)	(35,078)	(42,253)	(6,696)	(35,557)
Net income (loss) attributable to controlling interests	$(101,492)	$(42,552)	$(58,940)	$(42,552)	$(2,381)	$(40,171)
Dividends and accretion on preferred stock	(7,924)	(2,669)	(5,255)	(2,669)	—	(2,669)
Net income (loss) attributable to common shareholders	$(109,416)	$(45,221)	$(64,195)	$(45,221)	$(2,381)	$(42,840)

Net production volumes:
Oil (MBbls)	1,964	1,685	279	1,685	2,583	(898)
Natural gas (MMcf)	20,425	18,842	1,583	18,842	23,839	(4,997)
NGLs (MBbls)	2,418	2,204	214	2,204	2,618	(414)
Total (MBoe)	7,786	7,029	757	7,029	9,174	(2,145)
Average net (Boe/d)	21,332	19,205	2,127	19,205	25,134	(5,929)
Average sales price, unhedged:
Oil (per Bbl), unhedged	$47.46	$37.83	$9.63	$37.83	44.15	(6.32)
Natural gas (per Mcf), unhedged	2.07	1.67	0.40	1.67	1.91	(0.24)
NGLs (per Bbl), unhedged	21.09	13.48	7.61	13.48	13.36	0.12
Combined (per Boe), unhedged	23.94	17.77	6.17	17.77	21.21	(3.44)
Average sales price, hedged:
Oil (per Bbl), hedged	$74.91	$84.71	$(9.80)	$84.71	76.35	8.36
Natural gas (per Mcf), hedged	3.50	3.45	0.05	3.45	3.35	0.10
NGLs (per Bbl), hedged	14.30	17.25	(2.95)	17.25	25.73	(8.48)
Combined (per Boe), hedged	32.53	34.96	(2.43)	34.96	37.54	(2.58)
Average costs (per BOE):
Lease operating	$4.71	$4.64	$0.07	$4.64	4.47	0.17
Production and ad valorem taxes	0.88	1.11	(0.23)	1.11	1.32	(0.21)
Depletion, depreciation and amortization	21.48	21.90	(0.42)	21.90	22.40	(0.50)
General and administrative	3.84	4.22	(0.38)	4.22	3.64	0.58

Results of Operations—Year ended December 31, 2017 as compared to year ended December 31, 2016

Operating revenues

Oil and gas sales.  Oil and gas sales increased $61.5 million, or 49.2%, to $186.4 million for the year ended December 31, 2017, as compared to $124.9 million for the year ended December 31, 2016. The increase was attributable to the increase in commodity prices ($40.5 million) and the increase in production volumes ($21.0 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $37.83 per Bbl to $47.46 per Bbl, or 25.5%, year over year. The average realized natural gas price, excluding the effects of commodity derivative instruments, increased from $1.67 per Mcf to $2.07 per Mcf, or 24.0%, year over year. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $13.48 per Bbl to $21.09 per Bbl, or 56.5%, year over year. Average daily production increased 11.1% to 21,332 Boe per day for the year ended December 31, 2017 as compared to 19,205 Boe per day for the year ended December 31, 2016.

Costs and expenses

Lease operating.  Lease operating expense increased by $4.0 million, or 12.3%, to $36.6 million for the year ended December 31, 2017, as compared to $32.6 million for the year ended December 31, 2016. The increase in lease operating expenses is attributable to the increase in number of producing wells, primarily as a result of our continued drilling program in the Merge area. On a per unit basis, lease operating expense increased $0.07 per Boe, or 1.5%, from $4.64 per Boe in the year ended December 31, 2016 to $4.71 per Boe in the year ended December 31, 2017.

Production and ad valorem taxes.  Production and ad valorem taxes decreased by $0.9 million, or 11.5%, to $6.9 million for the year ended December 31, 2017, as compared to $7.8 million for the year ended December 31, 2016. During 2017, the Company's applications for High-Cost Gas Incentive refunds and Low-Producing Gas Incentive refunds in Texas were approved for qualified wells on which taxes were initially paid between October 2012 and April 2017. The Company received net production tax refunds of $3.9 million during the year ended December 31, 2017, which were recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. Production taxes, excluding the impact of these refunds, increased from $5.9 million for the year ended December 31, 2016 to $8.9 million for the year ended December 31, 2017. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Offsetting, estimated ad valorem taxes decreased $0.1 million from $1.9 million for the year ended December 31, 2016 to $1.8 million for the year ended December 31, 2017. The average effective rate excluding the impact of ad valorem taxes decreased from 4.7% for the year ended December 31, 2016 to 2.7% for the year ended December 31, 2017.

Exploration.  Exploration expense increased from $6.7 million for the year ended December 31, 2016 to $14.1 million for the year ended December 31, 2017. The Company recognized charges for lease abandonment of $11.0 million during 2017, as compared to $6.3 million during 2016, relating to certain leases that the Company decided during the respective year not to develop and to let lapse. Spending during 2017 primarily related to geological data and seismic processing associated with unproved acreage, focused mainly in the Eastern Anadarko Basin. No exploratory wells resulted in exploration expense during either year.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization increased by $13.3 million, or 8.6%, to $167.2 million for the year ended December 31, 2017, as compared to $153.9 million for the year ended December 31, 2016. The increase was primarily the result of capital spending related to our continued drilling program in the Merge area. On a per unit basis, depletion expense decreased $0.42 per Boe, or 1.9%, to $21.48 per Boe for the year ended December 31, 2017 as compared to $21.90 per Boe for the year ended December 31, 2016 due to the year-over-year increase in production and the higher production per unit of capital spending in the Merge area.

Impairment of oil and gas properties.  Impairment charges of $149.6 million were recognized during the year ended December 31, 2017. As a result of the Arkoma Divestiture, the Company recognized an impairment charge of $148.0 million during the second quarter of 2017 based on the Company’s negotiated sale price of the Arkoma Basin oil and gas property assets and related liabilities. Additionally, the Company recognized an impairment charge of $1.6 million during the fourth quarter of 2017 related to minor properties, which we are not currently developing. No impairment charges were recognized during the year ended December 31, 2016.

General and administrative.  General and administrative expenses increased by $0.3 million, or 1.0%, to $29.9 million for the year ended December 31, 2017, as compared to $29.6 million for the year ended December 31, 2016. The increase was driven by professional and support service costs, offset by a reduction in non-cash compensation expense. Non-cash compensation expense decreased $1.7 million from $8.2 million for the year ended December 31, 2016 to $6.5 million for the year ended December 31, 2017. On a per unit basis, general and administrative expenses, excluding non-cash items, decreased from $2.88 per Boe for the year ended December 31, 2016 to $2.75 per Boe for the year ended December 31, 2017.

Interest expense.  Interest expense decreased by $1.4 million, or 2.6%, to $51.7 million for the year ended December 31, 2017, as compared to $53.1 million for the year ended December 31, 2016. The decrease was driven by a reduction in the outstanding balance of the 2022 Notes and the 2023 Notes as a result of our debt extinguishments, offset by an increase in borrowings under the Revolver. During the year ended December 31, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 3.04%, 6.75% and 9.25%, respectively. Average outstanding balances for the year ended December 31, 2017 were $189.0 million, $409.1 million and $150.0 million under the Revolver, the 2022 Notes and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives.  The net gain (loss) on commodity derivatives was a net loss of $18.0 million for the year ended December 31, 2017, as compared to a net loss of $51.3 million for the year ended December 31, 2016. The decrease was driven by lower average crude oil and natural gas prices ($50.80 per barrel and $2.99 per Mcf, respectively) during the year ended December 31, 2017, as compared to the crude oil and natural gas prices as of December 31, 2016 ($53.75 per barrel and $3.71 per Mcf, respectively). Additionally, the Company unwound its realized 2018 and 2019 hedges resulting in recognized gains of approximately $42.8 million for the year ended December 31, 2017. See Note 7, “Derivative Instruments and Hedging Activities,” for further details.

Other income (expense). Other income (expense) for the year ended December 31, 2017 was net income of $57.0 million, as compared to net income of $0.5 million for the year ended December 31, 2016. Other income (expense) during the year ended December 31, 2017 primarily related to a decrease in the TRA liability as a result of the recently enacted Tax Cuts and Jobs Act, which resulted in income of $59.5 million. See Note 11, “Income Taxes,” for further details on the impact of the enacted tax legislation.

Income taxes.  The provision for federal and state income taxes for the year ended December 31, 2017 was a benefit of $50.7 million resulting in a 22.1% effective tax rate as a percentage of our pre-tax book income, as compared to a benefit of $23.8 million with a 21.9% effective tax rate as a percentage of our pre-tax book income for the year ended December 31, 2016. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The impact of the reduction of the maximum federal tax rate from 35% to 21% on the Company’s effective tax rate was offset by the decrease in percentage of income allocated to the non-controlling interest, subjecting a higher percentage of the Company’s net income to corporate taxes. The other significant item impacting the effective tax rate during the year ended December 31, 2017 was the IRC Section 382 limitation. See Note 11, “Income Taxes,” for further details.

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

Net gain (loss) on commodity derivatives.  The net gain (loss) on commodity derivatives was a net loss of $51.3 million for the year ended December 31, 2016, as compared to a net gain of $158.8 million for the year ended December 31, 2015. The loss was driven by higher average crude oil and natural gas prices ($43.29 per barrel and $2.52 per Mcf, respectively) during the year ended December 31, 2016, as compared to the crude oil and natural gas prices as of December 31, 2015 ($37.13 per barrel and $2.28 per Mcf, respectively), as well as additional hedging activity during 2016.

Income taxes.  The provision for federal and state income taxes for the year ended December 31, 2016 was a benefit of $23.8 million resulting in a 21.9% effective tax rate as a percentage of our pre-tax book income, as compared to a benefit of $2.8 million with a 23.5% effective tax rate as a percentage of our pre-tax book income for the year ended December 31, 2015. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. The change in effective tax rate was primarily due to the percentage of income allocated to the non-controlling interest and the impact of a change in enacted state tax rate during the year ended December 31, 2016.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been private and public sales of our debt and equity, borrowings under bank credit facilities and cash flows from operations. Our primary use of capital has been for the exploration, development and acquisition of oil and gas properties. As we pursue reserves and production growth, we continually consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our ability to grow proved reserves and production will be highly dependent on the capital resources available to us. We strive to maintain financial flexibility in order to facilitate drilling on our undeveloped acreage positions and permit us to selectively expand our acreage positions. We are likely to be required to generate or raise significant amounts of capital to develop all of our potential drilling locations should we endeavor to do so. In the event our profitability or cash flows are insufficient and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending. Our balance sheet at December 31, 2017 reflects a negative working capital balance. We have historically and in the future expect to maintain a negative working capital balance, and we use our Revolver to help manage our working capital.

Availability under the Revolver is subject to a borrowing base, as well as financial covenants. Our borrowing base at December 31, 2017 was $350.0 million of which $211.0 million was utilized leaving an unused capacity of $139.0 million. In connection with the issuance and sale of the 2023 First Lien Notes, the borrowing base was reduced to $50.0 million, of which $25.0 million was utilized. The borrowing base will be re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within a short period of time. The financial covenants may further constrain our ability to borrow under our Revolver.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in the Company receiving a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for the equal volume that was associated with the initial hedge transaction. During the year ended December 31, 2017, the Company unwound its realized 2018 and 2019 hedges resulting in approximately $42.8 million, respectively, of recognized gains which have been included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations.

The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. If oil and gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we may choose to defer some or all of our budgeted capital expenditures until later periods in order to achieve the desired balance between sources and uses of liquidity and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We continuously monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and completion costs, industry conditions, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Net cash provided by operating activities	$59,008	$25,700	$68,849
Net cash (used in) investing activities	(110,004)	(130,862)	(168,220)
Net cash (used in) / provided by financing activities	35,826	117,911	107,698
Net increase (decrease) in cash	$(15,170)	$12,749	$8,327

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $59.0 million for the year ended December 31, 2017 as compared to cash provided by operating activities of $25.7 million for the year ended December 31, 2016. The increase in operating cash flows was primarily due to the $60.8 million increase in oil and gas revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in revenue was primarily driven by the increase in commodity prices, as well as production volumes.

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

Our operating cash flows are sensitive to a number of variables, the most significant of which is crude oil, NGL, and natural gas prices. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flow Used in Investing Activities

Net cash used in investing activities was $110.0 million for the year ended December 31, 2017 as compared to cash used in investing activities of $130.9 million for the year ended December 31, 2016. The decrease in investing cash flow was primarily driven by the receipt of proceeds from the sales of non-core assets ($59.6 million increase in receipts) during 2017, as well as reduced capital spending ($19.1 million decrease) as compared to 2016. Offsetting these changes, current period settlements of matured derivative contracts declined ($60.0 million decrease in cash receipts) due to lower strike prices of maturing contracts resulting in a smaller margin between the strike price and the market price upon maturity.

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

We expect our 2018 capital expenditures to be approximately $150.0 million, including $134.0 million for drilling and completing wells and $16.0 million for leasing, workovers and other capital projects. Expenditures for development and exploration of oil and gas properties are the primary use of our capital resources. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer some or all of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near‑term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, the degree of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $35.8 million for the year ended December 31, 2017 as compared to net cash provided by financing activities of $117.9 million for the year ended December 31, 2016. The decrease in financing cash flows was primarily due to repayments under the Revolver, net of borrowings, which totaled $33.0 million during 2017 as compared to net borrowings of $68.0 million during 2016. Cash flows provided by financing activities were also impacted by net equity offerings of $8.3 million during 2017 as compared to $153.4 million during 2016. Offsetting these changes, the Company did not engage in the repurchase of our senior unsecured notes during 2017 as compared to cash used toward repurchases of $84.6 million during 2016.

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

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open-market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million for the twelve months ended December 31, 2016, on a pre-tax basis. This income is recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws. No additional purchases were made during 2017.

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

As of December 31, 2017, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Senior Secured First Lien Notes

On February 14, 2018, the Issuers sold $450.0 million of 9.25% senior secured first lien notes due 2023 at an offering price equal to 97.526% of par in an offering exempt from registration under the Securities Act. The 2023 First Lien Notes are senior secured first lien obligations of the Issuers and are guaranteed on a senior secured first lien basis by the Company and each of the existing and future restricted subsidiaries of the Issuers (other than certain immaterial subsidiaries). See Note 16, “Subsequent Events,” in the Notes to Consolidated Financial Statements for more information. Following closing of the offering, we paid down $206.0 million of the Revolver balance. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures.

Other Long-Term Debt

The Company has a Senior Secured Revolving Credit Facility (the “Revolver”) with a syndicate of banks. At the beginning of 2017, the borrowing base under the Revolver was $425.0 million, which was reaffirmed on May 15, 2017 during the semi-annual borrowing base re-determination. Upon closing of the Arkoma Divestiture on August 1, 2017, the Company’s borrowing base was reduced to $375.0 million. Effective November 26, 2017, the borrowing base was further reduced to $350.0 million during the semi-annual borrowing base re-determination. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. As of December 31, 2017, the Company had $211.0 million of outstanding borrowings under the Revolver, leaving an unused capacity of $139.0 million. Following the issuance of the 2023 First Lien Notes, the borrowing base was reduced to $50.0 million, of which $25.0 million was outstanding.

On November 26, 2017, the Company entered into an amendment to the Revolver to, among other things (a) modify certain financial ratio covenants, which are more fully described below, (b) reduce the borrowing base to $350.0 million until the next redetermination thereof, (c) increase the margin applicable to borrowings under the Revolver by 0.75% if the total leverage ratio is at or below 4.00 to 1.00 and 1.25% if the total leverage ratio is above 4.00 to 1.00, in each case determined as of the last day of the most recently ended fiscal quarter, (d) add a covenant limiting the ability of JEH and its subsidiaries to repurchase or redeem certain indebtedness prior to maturity thereof, subject to certain exceptions, (e) permit JEH to raise up to $350 million of junior lien debt, subject to covenant compliance and other customary conditions and (f) increase the Company’s hedge limits to permit, at any time, hedging of up to (i) 100% of projected production from proved reserves over the period of 24 months following such time and (ii) 85% of projected production from proved reserves for the subsequent period of 36 months thereafter.

On February 14, 2018, the Company further amended the Revolver in connection with the consummation of the offering of the 2023 First Lien Notes to, among other things, (a) permit the issuance of the 2023 First Lien Notes and additional senior secured notes in an aggregate principal amount, together with the 2023 First Lien Notes, not to exceed $700.0 million, (b) permit the incurrence of liens securing the 2023 First Lien Notes pursuant to the terms of a collateral trust agreement, (c) reduce the borrowing base under the Revolver to $50.0 million and (d) suspend testing of our senior secured leverage ratio until March 31, 2019.

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

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of (i) 2.25% to 3.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (ii) 2.75% to 3.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of (x) 1.25% to 2.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (y) 1.75% to 2.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time.

The Revolver contains various covenants that, among other things, limit our ability to:

•	incur indebtedness;
•	grant liens on our assets;
•	pay dividends or distributions or redeem any of our equity interests;
•	make certain investments, loans and advances;
•	merge into or with or consolidate with any other person, or dispose of all or substantially all of our property to any other person;
•	engage in certain asset dispositions;
•	enter into transactions with affiliates;
•	grant negative pledges or agree to restrict dividends or distributions from subsidiaries;
•	allow gas imbalances, take‑or‑pay or certain other prepayments with respect to oil and gas properties;
•	enter into certain derivative arrangements; and
•	repurchase or redeem certain indebtedness prior to maturity thereof.

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

Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

•

commencing with the fiscal quarter ending March 31, 2019, a senior secured leverage ratio, consisting of consolidated secured funded debt to EBITDAX, of not greater than 2.25 to 1.00 as of the last day of any fiscal quarter;

•

commencing with the fiscal quarter ending March 31, 2019, a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than (i) 5.25 to 1.00 as of March 31, 2019, (ii) 5.00 to 1.00 as of June 30, 2019, (iii) 4.75 to 1.00 as of September 30, 2019, (iv) 4.50 to 1.00 as of December 31, 2019 and (v) 4.00 to 1.00 as of the last day of each fiscal quarter ending thereafter; and

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter.

As of December 31, 2017, our senior secured leverage ratio was approximately 1.18x, our total leverage ratio was approximately 4.29x and our current ratio was approximately 1.85x, as calculated based on the requirements in our indenture. We were in compliance with all terms of our Revolver at December 31, 2017, and we expect to maintain compliance throughout 2018. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2018 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as paying off and terminating the Revolver. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

Equity Distribution Agreement

On May 24, 2016, the Company and JEH entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (each, a “Manager” and collectively, the “Managers”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Managers, as the Company’s sales agents, or to any Manager as principal for its own account shares of the Company’s Class A common stock having an aggregate offering price of up to $73.0 million. See Note 12, “Stockholders’ and Mezzanine equity” in the Notes to Consolidated Financial Statements for more information.

During the year ended December 31, 2017, the Company sold approximately 3.7 million shares of its Class A common stock under the Equity Distribution Agreement for net proceeds of approximately $8.4 million ($8.7 million gross proceeds, net of approximately $0.3 million in commissions and professional services expenses). The Company used the net proceeds for general corporate purposes. As of December 31, 2017, approximately $62.2 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

Off‑Balance Sheet Arrangements

At December 31, 2017, we did not have any off‑balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
		Less than
(dollars in thousands of dollars)	Total	1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-term debt obligations	$770,148	$—	$211,000	$559,148	$—
Interest expense (1)	201,502	47,907	129,925	23,670	—
Commodity derivative obligations	45,497	36,709	8,788	—	—
Operating lease obligations	3,173	1,300	1,873	—	—
Total	$1,020,320	$85,916	$351,586	$582,818	$—

(1)	Interest expense is estimated based on the outstanding balance at December 31, 2017 multiplied by the weighted average interest rate during 2017.

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

The holders of JEH Units, including Jones Energy, Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of JEH. Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account good faith projections by the Company of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions. This tax distribution is computed based on the estimate of net taxable income of JEH allocated to each holder of JEH Units multiplied by the highest marginal effective rate of federal, state and local income tax applicable to an individual resident in New York, New York, without regard for the federal benefit of the deduction for any state taxes. During 2016, JEH generated taxable income, resulting in the payment during 2016 of $17.3 million in cash tax distributions to JEH unitholders (other than us). As a result of JEH’s 2016 taxable income (all of which is passed-through and taxed to us and JEH’s other unitholders), during 2017 we made further income tax payments to federal and state taxing authorities of $2.3 million and JEH made further tax distributions to JEH unitholders (other than us) of $0.6 million. During 2017, JEH did not generate taxable income, therefore we did not make any additional tax payments nor did JEH make any additional tax distributions other than those made as a result of 2016 JEH taxable income. Based on our initial 2018 operating budget and information available as of this filing, we do not anticipate that we will be required to make any additional tax payments or that JEH will make any additional tax distributions during 2018. Estimating the tax distributions required under the operating agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

The Company entered into the Tax Receivable Agreement with JEH and the Class B shareholders that provides for payment by Jones Energy, Inc. to exchanging Class B shareholders of 85% of the benefits, if any, that Jones Energy, Inc. is deemed to realize as a result of any exchange. As a result of exchanges made prior to December 31, 2017, the Company recorded a TRA liability of $61.2 million. Estimating the timing of payments made under the Tax Receivable Agreement is imprecise by nature, highly uncertain, and dependent upon a variety of factors.

As a result of taxable income allocated from JEH in 2016, we made a payment of the TRA liability of $1.6 million during the first quarter of 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook,” and see “Risk Factors—We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may receive (or be deemed to receive), and the amounts of such payments could be significant.” for further discussion of these items.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at December 31, 2017 was a net liability of $41.9 million.

For the years ending December 31, 2018, 2019, and 2020, approximately 75%, 26%, and 22%, respectively, of our estimated total oil, natural gas and NGL production from proved reserves, based on our reserve report as of December 31, 2017, are hedged by commodity derivative contracts, respectively. For information regarding the terms of these hedges, please see “—Basis of presentation—Hedging” above. The production hedged thereby is consistent with the assumed drilling schedule and monthly production levels in the December 31, 2017 reserve report prepared by Cawley Gillespie, which is based on prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in this reserve report, perhaps materially. Please read “Risk factors—Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.”

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

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of the Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The base rate margins under the terminated term loan were 6.0‑7.0% depending on the base rate used and the amount of the loan outstanding. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the year ended December 31, 2017, borrowings under the Revolver, the 2022 Notes and the 2023 Notes bore interest at a weighted average rate of 3.04%, 6.75% and 9.25%, respectively.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
2.1

Purchase and Sale Agreement, dated June 22, 2017, between Jones Energy Holdings, LLC and the purchaser party thereto (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2017).

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
4.8

Indenture, dated as of February 14, 2018, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on February 16, 2018).

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

Exhibit No.	Description
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

10.29

Amendment No. 11 to Credit Agreement dated as of November 26, 2017, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2017).

10.30†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).
10.31†	Form of Performance Share Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).
10.32†	Form of Performance Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).
10.33†	Notice to Performance Award Holders (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 6, 2018).
10.34

Amended and Restated Collateral Agreement, dated as of February 14, 2018, made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on February 16, 2018).

10.35

Amended and Restated Collateral Agreement, dated as of February 14, 2018, made by Jones Energy, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on February 16, 2018).

10.36

Amendment No. 12 to Credit Agreement, dated as of February 14, 2018, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, Nosley SCOOP, LLC, Nosley Acquisition, LLC and Jones Energy Finance Corp., as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 16, 2018).

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
99.1

Summary Report of Cawley, Gillespie & Associates, Inc. for reserves as of December 31, 2017 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018).

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

JONES ENERGY, INC.
(registrant)

Date: February 28, 2018	By:	/s/ Jonny Jones
		Name:	Jonny Jones
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonny Jones	Chairman of the Board of Directors and Chief
Jonny Jones	Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ Mike S. McConnell
Mike S. McConnell	Director and President	February 28, 2018

/s/ Robert J. Brooks	Executive Vice President and Chief Financial
Robert J. Brooks	Officer (Principal Accounting and Financial
	Officer)	February 28, 2018

/s/ Halbert S. Washburn
Halbert S. Washburn	Director	February 28, 2018

/s/ Alan D. Bell
Alan D. Bell	Director	February 28, 2018

/s/ JOHN LOVOI
John Lovoi	Director	February 28, 2018

/s/ PAUL B. LOYD JR.
Paul B. Loyd Jr.	Director	February 28, 2018

/s/ SCOTT McCARTY
Scott McCarty	Director	February 28, 2018

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

“Unconventional formation”—A term used in the oil and natural gas industry to refer to a formation in which the targeted reservoirs generally fall into one of three categories: (1) tight sands, (2) coal beds, or (3) oil and gas shales. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon‑water boundaries that typically define conventional reservoirs. These reservoirs generally require fracture stimulation treatments or other special recovery processes in order to produce economic flow rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jones Energy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jones Energy, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2018

We have served as the Company's auditor since 2011.

Jones Energy, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
(in thousands of dollars)	2017	2016
Assets
Current assets
Cash	$19,472	$34,642
Accounts receivable, net
Oil and gas sales	34,492	26,568
Joint interest owners	31,651	5,267
Other	1,236	6,061
Commodity derivative assets	3,474	24,100
Other current assets	14,376	2,684
Total current assets	104,701	99,322
Oil and gas properties, net, at cost under the successful efforts method	1,597,040	1,743,588
Other property, plant and equipment, net	2,719	2,996
Commodity derivative assets	172	34,744
Other assets	5,431	6,050
Total assets	$1,710,063	$1,886,700
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$72,663	$36,527
Oil and gas sales payable	31,462	28,339
Accrued liabilities	21,604	25,707
Commodity derivative liabilities	36,709	14,650
Other current liabilities	4,049	2,584
Total current liabilities	166,487	107,807
Long-term debt	759,316	724,009
Deferred revenue	5,457	7,049
Commodity derivative liabilities	8,788	1,209
Asset retirement obligations	19,652	19,458
Liability under tax receivable agreement	59,596	43,045
Other liabilities	811	792
Deferred tax liabilities	14,281	2,905
Total liabilities	1,034,388	906,274
Commitments and contingencies (Note 15)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at December 31, 2017 and 1,840,000 shares issued and outstanding at December 31, 2016	89,539	88,975
Stockholders' equity
Class A common stock, $0.001 par value; 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017 and 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	90	57
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at December 31, 2017 and 29,832,098 shares issued and outstanding at December 31, 2016	10	30
Treasury stock, at cost: 22,602 shares at December 31, 2017 and December 31, 2016	(358)	(358)
Additional paid-in-capital	606,319	447,137
Retained (deficit) / earnings	(136,274)	(8,652)
Stockholders' equity	469,787	438,214
Non-controlling interest	116,349	453,237
Total stockholders’ equity	586,136	891,451
Total liabilities and stockholders' equity	$1,710,063	$1,886,700

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
(in thousands of dollars except per share data)	2017	2016	2015
Operating revenues
Oil and gas sales	$186,393	$124,877	$194,555
Other revenues	2,180	2,970	2,844
Total operating revenues	188,573	127,847	197,399
Operating costs and expenses
Lease operating	36,636	32,640	41,027
Production and ad valorem taxes	6,874	7,768	12,130
Exploration	14,145	6,673	6,551
Depletion, depreciation and amortization	167,224	153,930	205,498
Impairment of oil and gas properties	149,648	—	—
Accretion of ARO liability	960	1,263	1,087
General and administrative	29,892	29,640	33,388
Other operating	—	199	4,188
Total operating expenses	405,379	232,113	303,869
Operating income (loss)	(216,806)	(104,266)	(106,470)
Other income (expense)
Interest expense	(51,651)	(53,127)	(64,458)
Gain on debt extinguishment	—	99,530	—
Net gain (loss) on commodity derivatives	(17,985)	(51,264)	158,753
Other income (expense)	56,952	536	317
Other income (expense), net	(12,684)	(4,325)	94,612
Income (loss) before income tax	(229,490)	(108,591)	(11,858)
Income tax provision (benefit)
Current	(3,585)	3,981	113
Deferred	(47,082)	(27,767)	(2,894)
Total income tax provision (benefit)	(50,667)	(23,786)	(2,781)
Net income (loss)	(178,823)	(84,805)	(9,077)
Net income (loss) attributable to non-controlling interests	(77,331)	(42,253)	(6,696)
Net income (loss) attributable to controlling interests	$(101,492)	$(42,552)	$(2,381)
Dividends and accretion on preferred stock	(7,924)	(2,669)	—
Net income (loss) attributable to common shareholders	$(109,416)	$(45,221)	$(2,381)

Earnings (loss) per share (1) :
Basic - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)
Diluted - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)

Weighted average Class A shares outstanding (1) :
Basic	72,411	43,506	29,161
Diluted	72,411	43,506	29,161

(1)

All share and earnings per share information presented has been recast to retrospectively adjust for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, distributed on March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	12,622	$13	36,719	$37	23	$(358)	$178,763	$38,950	$635,945	$853,350
Sale of common stock	12,263	12	—	—	—	—	123,189	—	—	123,201
Exchange of Class B shares for Class A shares	5,446	6	(5,446)	(6)	—	—	54,209	—	(92,393)	(38,184)
Stock-compensation expense	67	—	—	—	—	—	7,562	—	—	7,562
Vested restricted shares	153	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(2,381)	(6,696)	(9,077)
Balance at December 31, 2015	30,551	$31	31,273	$31	23	$(358)	$363,723	$36,569	$536,856	$936,852
Stock-compensation expense	—	—	—	—	—	—	7,425	—	—	7,425
Vested restricted shares	385	—	—	—	—	—	—	—	—	—
Distributions paid to JEH unitholders	—	—	—	—	—	—	—	—	(17,319)	(17,319)
Sale of common stock	24,648	25	—	—	—	—	65,421	—	—	65,446
Exchange of Class B shares for Class A shares	1,441	1	(1,441)	(1)	—	—	10,568	—	(24,047)	(13,479)
Dividends and accretion on preferred stock	—	—	—	—	—	—	—	(2,669)	—	(2,669)
Net income (loss)	—	—	—	—	—	—	—	(42,552)	(42,253)	(84,805)
Balance at December 31, 2016	57,025	$57	29,832	$30	23	$(358)	$447,137	$(8,652)	$453,237	$891,451
Cumulative effect of adoption of ASU 2016-09	—	—	—	—	—	—	706	(706)	—	—
Stock-compensation expense	763	1	—	—	—	—	5,797	—	—	5,798
Distributions paid to JEH unitholders	—	—	—	—	—	—	—	—	(562)	(562)
Sale of common stock	3,716	4	—	—	—	—	8,329	—	—	8,333
Stock dividends on common stock	5,000	5	—	—	—	—	17,495	(17,500)	—	—
Exchange of Class B shares for Class A shares	20,204	20	(20,204)	(20)	—	—	122,865	—	(258,995)	(136,130)
Dividends and accretion on preferred stock	3,409	3	—	—	—	—	3,990	(7,924)	—	(3,931)
Net income (loss)	—	—	—	—	—	—	—	(101,492)	(77,331)	(178,823)
Balance at December 31, 2017	90,117	$90	9,628	$10	23	$(358)	$606,319	$(136,274)	$116,349	$586,136

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

	Year ended December 31,
(in thousands of dollars)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(178,823)	$(84,805)	$(9,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	167,224	153,930	205,498
Exploration (dry hole and lease abandonment)	11,017	6,261	5,250
Impairment of oil and gas properties	149,648	—	—
Accretion of ARO liability	960	1,263	1,087
Amortization of debt issuance costs	3,955	4,060	6,043
Stock compensation expense	6,260	7,425	7,562
Deferred and other non-cash compensation expense	208	804	455
Amortization of deferred revenue	(1,854)	(2,384)	(1,960)
(Gain) loss on commodity derivatives	17,985	51,264	(158,753)
(Gain) loss on sales of assets	127	(14)	3
(Gain) on debt extinguishment	—	(99,530)	—
Deferred income tax provision	(47,082)	(27,767)	(2,892)
Change in liability under tax receivable agreement	(59,492)	—	—
Other - net	2,044	418	(961)
Changes in operating assets and liabilities
Accounts receivable	(34,615)	2,276	64,510
Other assets	(12,330)	(675)	(432)
Accrued interest expense	(1,422)	(4,727)	7,050
Accounts payable and accrued liabilities	35,198	17,901	(54,534)
Net cash provided by operations	59,008	25,700	68,849
Cash flows from investing activities
Additions to oil and gas properties	(245,364)	(264,462)	(311,305)
Net adjustments to purchase price of properties acquired	2,391	—	—
Proceeds from sales of assets	61,290	1,645	41
Acquisition of other property, plant and equipment	(586)	(310)	(1,101)
Current period settlements of matured derivative contracts	72,265	132,265	144,145
Net cash (used in) investing	(110,004)	(130,862)	(168,220)
Cash flows from financing activities
Proceeds from issuance of long-term debt	162,000	130,000	85,000
Repayment of long-term debt	(129,000)	(62,000)	(335,000)
Proceeds from senior notes	—	—	236,475
Purchase of senior notes	—	(84,589)	—
Payment of debt issuance costs	(1,115)	—	(1,556)
Payment of cash dividends on preferred stock	(3,368)	(1,615)	—
Net distributions paid to JEH unitholders	(562)	(17,319)	—
Net payments for share based compensation	(462)	—	—
Proceeds from sale of common stock	8,333	65,446	122,779
Proceeds from sale of preferred stock	—	87,988	—
Net cash provided by financing	35,826	117,911	107,698
Net increase (decrease) in cash	(15,170)	12,749	8,327
Cash
Beginning of period	34,642	21,893	13,566
End of period	$19,472	$34,642	$21,893
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$49,101	$53,816	$52,796
Cash paid for income taxes	2,318	—	(155)
Change in accrued additions to oil and gas properties	3,921	9,325	(111,210)
Asset retirement obligations incurred, including changes in estimate	924	(1,276)	6,371

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of December 31, 2017, the Company held 90,117,238 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 9,627,821 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

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

On August 25, 2016, the Company issued 1,840,000 shares of its 8.0% Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering at $50 per share, of which 1,839,995 remained issued and outstanding as of December 31, 2017. See Note 12, “Stockholders’ and Mezzanine equity”.

Description of Business

The Company is engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Oklahoma and Texas. The Company’s assets are located within the Eastern Anadarko Basin, targeting the liquids rich Woodford shale and Meramec formations in the Merge area of the STACK/SCOOP plays, and the Western Anadarko Basin, targeting the liquids rich Cleveland, Granite Wash, Tonkawa and Marmaton formations, and are owned by JEH and its operating subsidiaries. The Company is headquartered in Austin, Texas.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2017 and 2016 and the financial statements reported for each of the three years in the period ended December 31, 2017 include the Company and all of its subsidiaries

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

Accounts Receivable

Accounts receivable—Oil and gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable—Joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable—Other consists at December 31, 2017 and at December 31, 2016 of derivative positions not settled as of the balance sheet date. No interest is charged on past‑due balances. The Company routinely assesses the recoverability of all material trade, joint interest and other receivables to determine their collectability, and reduces the carrying amounts by a valuation allowance that reflects management’s best estimate of the amounts that may not be collected. As of December 31, 2017 and 2016, the Company did not have significant allowances for doubtful accounts.

Concentration of Risk

Substantially all of the Company’s accounts receivable are related to the oil and gas industry. This concentration of entities may affect the Company’s overall credit risk in that these entities may be affected similarly by changes in economic and other conditions, including declines in commodity prices. As of December 31, 2017, 71% of Accounts receivable—Oil and gas sales were due from three purchasers and 59% of Accounts receivable‑Joint interest owners were due from five working interest owners. As of December 31, 2016, 77% of Accounts receivable—Oil and gas sales were due from four purchasers and 48% of Accounts receivable‑Joint interest owners were due from five working interest owners. As of December 31, 2015, 68% of Accounts receivable—Oil and gas sales are due from four purchasers and 80% of Accounts receivable—Joint interest owners are due from five working interest owners. If any or all of these significant counterparties were to fail to pay amounts due to the Company, the Company’s financial position and results of operations could be materially and adversely affected.

Dependence on Major Customers

The Company maintains a portfolio of crude oil and natural gas marketing contracts with large, established refiners and oil and gas purchasers. During the year ended December 31, 2017, the largest purchasers of our production were Plains Marketing LP (“Plains Marketing”) and ETC Field Services LLC, which accounted for approximately 40% and 22% of consolidated oil and gas sales, respectively. During the year ended December 31, 2016, the largest purchasers of our production were Plains Marketing LP (“Plains Marketing”) and ETC Field Services LLC, which accounted for approximately 37% and 24% of consolidated oil and gas sales, respectively. During the year ended December 31, 2015, the largest purchasers of our production were Valero Energy Corp. (“Valero”), ETC Field Services LLC, Plains Marketing LP, and NGL Energy Partners LP, which accounted for approximately 18%, 17%, 16%, and 15% of consolidated oil and gas sales, respectively.

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

The Company evaluates its unproved properties for impairment on a property‑by‑property basis. The Company’s unproved property consists of acquisition costs related to its undeveloped acreage. The Company reviews the unproved property for indicators of impairment based on the Company’s current exploration plans with consideration given to commodity prices, lease expiration dates, results of any drilling and geo science activity during the period, and known information regarding exploration and development activity by other companies on adjacent blocks.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands of dollars)	2017	2016
Accrued interest	$12,109	$13,531
Other accrued liabilities	9,495	12,176
Total accrued liabilities	$21,604	$25,707

Commodity Derivatives

The Company records its commodity derivative instruments on the Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. During the years ended December 31, 2017, 2016 and 2015, the Company elected not to designate any of its commodity price risk management activities as cash flow or fair value hedges. The changes in the fair values of outstanding financial instruments are recognized as gains or losses in the period of change.

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

Revenue Recognition

Revenues from the sale of crude oil, natural gas, and natural gas liquids are valued at the estimated sales price and recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the “sales method” of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no significant imbalances as of December 31, 2017, 2016, and 2015.

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

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us. See Note 11. “Income Taxes.”

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

During 2017, the Company performed a comparison of our current revenue recognition policies in effect through December 31, 2017 to the new requirements upon adoption of ASU 2014-09 and ASU 2015-14 for each of our revenue categories based upon review of our current contracts by product category and homogenous groupings. Upon completion of the assessment, the analysis of these homogenous groupings did not indicate any material change to our current revenue recognition methodology, although we do expect some changes in presentation of gross revenues and expenses upon adoption of the standard; such costs are currently offset against revenues. The Company adopted ASU 2014-09 and ASU 2015-14 effective as of January 1, 2018 applied on a modified retrospective basis, which did not result in a material cumulative effect adjustment as of the date of adoption. Adoption did not have a material impact on the financial position, cash flows or results of operations. In addition to changes in the presentation of the Company’s Consolidated Statement of Operations, we expect to expand disclosures related to revenue recognition. The Company will continue to further evaluate the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on our disclosures as we prepare for our first quarter 2018 Form 10-Q filing.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). The amendments under this ASU provide guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) or business combinations by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, therefore reducing the number of transactions that need to be further evaluated for treatment as a business combination. This new guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 effective as of January 1, 2018 applied prospectively, which did not have a material impact on our financial statements; however these amendments could result in the recording of fewer business combinations in future periods.

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

Historically, the Company has elected not to designate any of its commodity price risk management activities as cash flow or fair value hedges. After concluding our assessment of the amendments in this update, Management has determined we will continue not to designate any of our commodity price risk management activities as cash flow or fair value hedges. Therefore, adoption is not expected to have a material impact on the financial position, cash flows or results of operations. We anticipate adoption of ASU 2017-12 effective as of January 1, 2019.

3. Acquisitions and Divestitures

During the three year period ended December 31, 2017, the Company entered into several purchase and sale agreements (as described below). One business combination occurred during the twelve months ended December 31, 2016. However, no business combinations occurred during the twelve months ended December 31, 2017 and 2015.

Merge Acquisition

On September 22, 2016, JEH acquired oil and gas properties located in the Merge area of the STACK/SCOOP plays (the “Merge”) in Central Oklahoma (the “Merge Acquisition”) from SCOOP Energy Company, LLC for cash consideration of $134.4 million, net of the final working capital settlement of $2.4 million received in the first quarter of 2017. The oil and gas properties acquired in the Merge Acquisition, on a closed and funded basis, principally consist of 16,975 undeveloped net acres in Canadian, Grady and McClain Counties, Oklahoma. This transaction has been accounted for as an asset acquisition. The Company used proceeds from our equity offerings to fund the purchase. See Note 12, “Stockholders’ and Mezzanine equity”.

Anadarko Acquisition

On August 25, 2016, JEH acquired producing and undeveloped oil and gas assets in the Western Anadarko Basin (the “Anadarko Acquisition”) for final consideration of $25.9 million. This transaction was accounted for as a business combination. The Company allocated $32.3 million to “Oil and gas properties,” with $3.0 million allocated to “Unproved” properties, $17.0 million allocated to “Proved” properties, and $12.3 million allocated to “Wells and equipment and related facilities”, based on the respective fair values of the assets acquired. Additionally, the Company allocated $6.4 million to our ARO liability associated with those proved properties. As of December 31, 2017, the measurement-period has closed. The Anadarko Acquisition did not result in a significant impact to revenues or net income and as such, pro forma financial information is not included. The Company funded the Anadarko Acquisition with cash on hand.

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

On August 1, 2017, JEH closed its previously announced agreement to sell its Arkoma Basin properties (the “Arkoma Assets”) for a sale price of $65.0 million, prior to customary effective date adjustments of $7.3 million, and subject to customary post-close adjustments (the “Arkoma Divestiture”). JEH may also receive up to $2.5 million in contingent payments based on natural gas prices. No amounts have been recorded related to this contingent payment as of December 31, 2017.

4. Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands of dollars)	2017	2016
Mineral interests in properties
Unproved	$164,087	$213,153
Proved	893,246	1,054,683
Wells and equipment and related facilities	1,434,383	1,395,291
	2,491,716	2,663,127
Less: Accumulated depletion and impairment	(894,676)	(919,539)
Net oil and gas properties	$1,597,040	$1,743,588

There were no exploratory wells drilled during the year ended December 31, 2017 and, as such, no associated costs were capitalized. One exploratory well was drilled during the year ended December 31, 2016, for which associated costs of $1.3 million were capitalized. No exploratory wells resulted in exploration expense during either year.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. During the year ended December 31, 2017, the Company capitalized $0.4 million associated with such in progress projects. The Company did not capitalize any interest during the year ended December 31, 2016 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $166.2 million, $152.7 million, and $204.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company continues to monitor its proved and unproved properties for impairment. During the year ended December 31, 2017, the Company recognized an impairment charge of $1.6 million related to minor properties, which we are not currently developing. Additionally, as noted in Note 3, “Acquisitions and Divestitures - Arkoma Divestiture,” the Company recognized an impairment charge of $148.0 million during the second quarter of 2017 based on the Company’s negotiated selling price of the Arkoma Basin oil and gas property assets and related liabilities. No impairments of proved or unproved properties were recorded during the years ended December 31, 2016 and 2015.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands of dollars)	2017	2016
Leasehold improvements	$1,186	$1,213
Furniture, fixtures, computers and software	4,410	4,170
Vehicles	1,922	1,677
Aircraft	910	910
Other	210	284
	8,638	8,254
Less: Accumulated depreciation and amortization	(5,919)	(5,258)
Net other property, plant and equipment	$2,719	$2,996

Depreciation and amortization of other property, plant and equipment amounted to $1.0 million, $1.2 million, and $1.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

5. Long‑Term Debt

Long-term debt consisted of the following at December 31, 2017 and 2016:

(in thousands of dollars)	December 31, 2017	December 31, 2016
Revolver	$211,000	$178,000
2022 Notes	409,148	409,148
2023 Notes	150,000	150,000
Total principal amount	770,148	737,148
Less: unamortized discount	(5,228)	(6,240)
Less: debt issuance costs, net	(5,604)	(6,899)
Total carrying amount	$759,316	$724,009

Senior Unsecured Notes

On April 1, 2014, JEH and Jones Energy Finance Corp., JEH’s wholly owned subsidiary formed for the sole purpose of co-issuing certain of JEH’s debt (collectively, the “Issuers”), sold $500.0 million in aggregate principal amount of the Issuers’ 6.75% senior notes due 2022 (the “2022 Notes”). The Company used the net proceeds from the issuance of the 2022 Notes to repay certain indebtedness and for working capital and general corporate purposes. The 2022 Notes bear interest at a rate of 6.75% per year, payable semi-annually on April 1 and October 1 of each year beginning October 1, 2014. The 2022 Notes were registered in March 2015. The 2022 Notes mature on April 1, 2022.

On February 23, 2015, the Issuers sold $250.0 million in aggregate principal amount of 9.25% senior notes due 2023 (the “2023 Notes”) in a private placement to affiliates of GSO Capital Partners LP and Magnetar Capital LLC. The 2023 Notes were issued at a discounted price equal to 94.59% of the principal amount. The Company used the $236.5 million net proceeds from the issuance of the 2023 Notes to repay outstanding borrowings under the Revolver (as defined below) and for working capital and general corporate purposes. The 2023 Notes bear interest at a rate of 9.25% per year, payable semi-annually on March 15 and September 15 of each year beginning September 15, 2015. The 2023 Notes were registered in February 2016. The 2023 Notes mature on March 15, 2023.

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open-market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million during the year ended December 31, 2016, on a pre-tax basis. This income is recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws. No additional purchases were made during 2017.

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

As of December 31, 2017, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Senior Secured First Lien Notes due 2023

On February 14, 2018, the Issuers sold $450.0 million of 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”) at an offering price equal to 97.526% of par in an offering exempt from registration under the Securities Act. See Note 16, “Subsequent Events.”

Other Long-Term Debt

The Company has a Senior Secured Revolving Credit Facility (the “Revolver”) with a syndicate of banks. At the beginning of 2017, the borrowing base under the Revolver was $425.0 million, which was reaffirmed on May 15, 2017 during the semi-annual borrowing base re-determination. Upon closing of the Arkoma Divestiture on August 1, 2017, the Company’s borrowing base was reduced to $375.0 million. Effective November 26, 2017, the borrowing base was further reduced to $350.0 million during the semi-annual borrowing base re-determination. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The Revolver matures on November 6, 2019.

On November 26, 2017, the Company entered into an amendment to the Revolver to, among other things (a) modify certain financial ratio covenants, which are more fully described below, (b) reduce the borrowing base to $350.0 million until the next redetermination thereof, (c) increase the margin applicable to borrowings under the Revolver by 0.75% if the total leverage ratio is at or below 4.00 to 1.00 and 1.25% if the total leverage ratio is above 4.00 to 1.00, in each case determined as of the last day of the most recently ended fiscal quarter, (d) add a covenant limiting the ability of JEH and its subsidiaries to repurchase or redeem certain indebtedness prior to maturity thereof, subject to certain exceptions, (e) permit JEH to raise up to $350.0 million of junior lien debt, subject to covenant compliance and other customary conditions and (f) increase the Company’s hedge limits to permit, at any time, hedging of up to (i) 100% of projected production from proved reserves over the period of 24 months following such time and (ii) 85% of projected production from proved reserves for the subsequent period of 36 months thereafter.

On February 14, 2018, the Company further amended the Revolver in connection with the offering of the 2023 First Lien Notes. Please see Note 16, “Subsequent Events.”

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

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of (i) 2.25% to 3.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (ii) 2.75% to 3.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of (x) 1.25% to 2.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (y) 1.75% to 2.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time. For the year ended December 31, 2017, the average interest rate under the Revolver was 3.04% on an average outstanding balance of $189.0 million. For the year ended December 31, 2016, the average interest rate under the Revolver was 2.40% on an average outstanding balance of $172.3 million.

Total interest and commitment fees under the Revolver were $6.6 million, $5.3 million, and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, including the requirement to maintain the following financial ratios:

•

commencing with the fiscal quarter ending March 31, 2019, a senior secured leverage ratio, consisting of consolidated secured funded debt to EBITDAX, of not greater than 2.25 to 1.00 as of the last day of any fiscal quarter;

•

commencing with the fiscal quarter ending March 31, 2019, a total leverage ratio, consisting of consolidated debt to EBITDAX, of not greater than (i) 5.25 to 1.00 as of March 31, 2019, (ii) 5.00 to 1.00 as of June 30, 2019, (iii) 4.75 to 1.00 as of September 30, 2019, (iv) 4.50 to 1.00 as of December 31, 2019 and (v) 4.00 to 1.00 as of the last day of each fiscal quarter ending thereafter; and

•

a current ratio, consisting of consolidated current assets, including the unused amounts of the total commitments, to consolidated current liabilities, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter.

As of December 31, 2017, our senior secured leverage ratio was approximately 1.18x, our total leverage ratio was approximately 4.29x and our current ratio was approximately 1.85x, as calculated based on the requirements in our indenture. We were in compliance with all terms of our Revolver at December 31, 2017, and we expect to maintain compliance throughout 2018. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2018 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as paying off and terminating the Revolver. If an event of default exists under the Revolver, the lenders will be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

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

The following tables summarize our hedging positions as of December 31, 2017:

Hedging Positions

	December 31, 2017
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$49.70	$54.18	$50.64	December 2020
	Net barrels per month	55,000	216,000	112,333
Natural gas swaps	Exercise price	$2.76	$3.10	$2.89	December 2020
	Net MMbtu per month	700,000	1,890,000	1,118,889
Natural gas liquids swaps	Exercise price	$22.89	$45.26	$29.79	December 2018
	Barrels per month	130,000	145,000	138,750
Natural gas basis swaps	Exercise price	$(0.50)	$(0.30)	$(0.41)	October 2018
	Net MMbtu per month	800,000	800,000	800,000
Oil collars	Puts (floors)	$45.00	$50.00	$48.52	December 2019
	Calls (ceilings)	$56.60	$61.00	$59.64
	Net barrels per month	65,000	73,000	67,500
Natural gas collars	Puts (floors)	$2.55	$2.55	$2.55	December 2019
	Calls (ceilings)	$3.08	$3.41	$3.19
	Net barrels per month	950,000	1,050,000	990,833

The Company recognized net losses on derivative instruments of $18.0 million and $51.3 million for the years ended December 31, 2017 and 2016, respectively. The Company recognized net gains on derivative instruments of $158.8 million for the year ended December 31, 2015.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for an equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially left the underlying production open to fluctuations in market prices prior to the point when the Company began to re-hedge the unhedged production. Based on the original contract terms of these purchased swaps, the gains would have been recognized as the hedge contracts mature in 2018 and 2019. However, during the year ended December 31, 2017, the Company unwound all of its realized 2018 and 2019 hedges resulting in approximately $42.8 million, respectively, of recognized gains which have been included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations.

Offsetting Assets and Liabilities

As of December 31, 2017, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of December 31, 2017 and 2016:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
December 31, 2017
Commodity derivative contracts
Assets	$8,572	$(4,926)	$3,646	$—	$3,646
Liabilities	(50,423)	4,926	(45,497)	—	(45,497)
December 31, 2016
Commodity derivative contracts
Assets	$79,649	$(20,805)	$58,844	$—	$58,844
Liabilities	(36,664)	20,805	(15,859)	—	(15,859)

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

The financial instruments carried at fair value as of December 31, 2017 and 2016, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	December 31, 2017
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$3,474	$—	$3,474
Long-term assets	—	56	116	172
Current liabilities	—	28,946	7,763	36,709
Long-term liabilities	—	7,860	928	8,788

(in thousands of dollars)	December 31, 2016
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$24,100	$—	$24,100
Long-term assets (1)	—	36,384	(1,640)	34,744
Current liabilities	—	13,636	1,014	14,650
Long-term liabilities	—	892	317	1,209

(1)

Level 3 long-term assets are negative as a result of the netting of our commodity derivatives reflected on our Consolidated Balance Sheet as of December 31, 2016. Our agreements include set-off provisions, as noted in Note 6, “Derivative Instruments and Hedging Activities - Offsetting Assets and Liabilities”.

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of December 31, 2017.

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(7,763)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$27.93 - $44.00 per barrel
Crude oil collars	$(654)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel
Natural gas collars	$(158)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$2.55 - $3.41 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the years ended December 31, 2017 and 2016. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

The following table summarizes the Company’s commodity derivative contract activity involving Level 3 instruments, by year, is as follows:

(in thousands of dollars)
Balance at December 31, 2015, net	$1,428
Purchases	(5,208)
Settlements	(171)
Transfers to Level 2	—
Transfers to Level 3	2,363
Changes in fair value	(1,383)
Balance at December 31, 2016, net	$(2,971)
Purchases	(1,236)
Settlements	1,606
Transfers to Level 2	—
Transfers to Level 3	(6,527)
Changes in fair value	553
Balance at December 31, 2017, net	$(8,575)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	December 31, 2017		December 31, 2016
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$211,000	$211,000	$178,000	$178,000
2022 Notes	409,148	305,404	409,148	393,150
2023 Notes	150,000	114,750	150,000	153,375

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

8. Asset Retirement Obligations

A summary of the Company’s ARO for the years ended December 31, 2017 and 2016 is as follows:

(in thousands of dollars)	2017	2016
ARO liability at beginning of year	$20,058	$20,980
Liabilities incurred (1)	1,062	6,947
Accretion of ARO liability	960	1,263
Liabilities settled due to sale of related properties	(1,231)	(446)
Liabilities settled due to plugging and abandonment	(339)	(463)
Change in estimate (2)	(138)	(8,223)
ARO liability at end of year	20,372	20,058
Less: Current portion of ARO at end of year	(720)	(600)
Total long-term ARO at end of year	$19,652	$19,458

(1)    The 2016 amount includes $6.4 million related to wells acquired in the Anadarko Acquisition. See Note 3,   “Acquisitions and Divestitures—Anadarko Acquisition”.

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

The following table summarizes information related to the vesting of Management Units as of December 31, 2017:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2016	90,762	$15.00
Granted	13,066	15.00
Forfeited	(13,066)	15.00
Vested	(58,447)	15.00
Unvested at December 31, 2017	32,315	$15.00

Stock compensation expense associated with the Management Units for the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $1.2 million, and $1.3 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The weighted average grant date fair value of management units was $15.00 per share for the years ended December 31, 2017 and 2016. Unrecognized expense as of December 31, 2017 for all outstanding management units was $0.1 million and will be recognized over a weighted-average remaining period of 0.3 years.

2013 Omnibus Incentive Plan

Under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), established in conjunction with the Company’s IPO and restated on May 4, 2016 following approval by the Company’s stockholders, the Company has reserved a total of 8,340,211 shares of Class A common stock for non-employee director, consultant, and employee stock-based compensation awards, as adjusted for the effects of the Special Stock Dividend and the preferred stock dividends paid in shares, as described in Note 12 “Stockholders’ and Mezzanine equity”.

The Company granted (i) performance share unit and restricted stock unit awards to certain officers and employees and (ii) restricted shares of Class A common stock to the Company’s non-employee directors under the LTIP during 2015, 2016 and 2017. During 2016 and 2017, the Company also granted performance unit awards to certain members of the senior management team under the LTIP.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of December 31, 2017:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	1,359,142	$5.60
Adjustment (1)	130,871	—
Granted	2,394,290	2.32
Forfeited	(543,803)	3.00
Vested	(577,729)	6.62
Unvested at December 31, 2017	2,762,771	$2.79

(1)  Increase of 0.002195 units for each unvested restricted stock unit awards at the time of the Company’s May 15, 2017 preferred stock dividend for the portion of such dividend paid in shares of the Company’s Class A common stock and of 0.021931 units for each unvested restricted stock unit award at the time of the Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock and of 0.018867 units for each unvested restricted stock unit award at the time of the Company’s November 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Stock compensation expense associated with the employee restricted stock unit awards for the years ended December 31, 2017, 2016, and 2015 was $3.8 million, $3.0 million, and $3.1 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The weighted average grant date fair value of restricted stock units was $2.32 per share, $3.67 per share, and $8.81 per share for the years ended December 31, 2017, 2016, and 2015, respectively.

Unrecognized expense as of December 31, 2017 for all outstanding restricted stock unit awards was $5.3 million and will be recognized over a weighted-average remaining period of 2.0 years.

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

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of December 31, 2017:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2016	942,073	$6.25
Adjustment (1)	63,712	—
Granted	519,562	2.24
Forfeited	(274,524)	5.29
Vested	(293,645)	8.22
Unvested at December 31, 2017	957,178	$4.64

(1)  Increase of 0.002195 units for each unvested performance share unit awards at the time of the Company’s May 15, 2017 preferred stock dividend for the portion of such dividend paid in shares of the Company’s Class A common stock and of 0.021931 units for each unvested performance share unit award at the time of the Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock and of 0.018867 units for each unvested performance share unit award at the time of the Company’s November 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

At the time the performance share units vest, the results of the the Company’s total share return relative to the industry peer group must be certified by the compensation committee of the board of directors before the corresponding shares of Class A common stock are issued. As of December 31, 2017 the 293,645 performance share units that vested during 2017 were awaiting certification by the compensation committee. The Class A shares corresponding to these uncertified awards are not included in the Company’s total outstanding Class A shares reported within stockholder’s equity on the Company’s Consolidated Balance Sheets. The estimated fair value of performance share units vested during the year ended December 31, 2017 was $0.2 million, which will be distributed to recipients during the first quarter of 2018. The fair value of performance share units vested during the year ended December 31, 2016 was $0.8 million, the shares of which were distributed to recipients during the first quarter of 2017. No performance share units vested during the year ended December 31, 2015.

Stock compensation expense associated with the performance share unit awards for the years ended December 31, 2017, 2016, and 2015 was $1.5 million, $2.7 million, and $2.6 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The weighted average grant date fair value of performance share unit awards was $2.24 per share, $4.37 per share, and $9.51 per share for the years ended December 31, 2017, 2016, and 2015, respectively. Unrecognized expense as of December 31, 2017 for all outstanding performance share unit awards was $1.5 million and will be recognized over a weighted-average remaining period of 1.5 years.

The Monte Carlo simulation process is a generally accepted statistical technique used, in this instance, to simulate future stock prices for the Company and the components of the peer group. The simulation uses a risk- neutral framework along with the risk-free rate of return, the volatility of each entity, and the stock price trading correlations of each entity with the other entities in the peer group. A stock price path has been simulated for the Company and the industry peer group and is used to determine the payout percentages and the stock price of the Company’s common stock as of the vesting date. The ending stock price is multiplied by the payout percentage to determine the projected payout, which is then discounted using the risk-free rate of return to the grant date to determine the grant date fair value for that simulation. When enough simulations are generated, the resulting distribution gives a reasonable estimate of the range of future expected stock prices.

The following assumptions were used for the Monte Carlo simulation model to determine the grant date fair value and associated stock-based compensation expense during the periods presented:

	Performance Share Unit Awards
	2017	2016	2015
Forecast period (years)	2.71	2.60	2.67
Risk-free interest rate	1.34%	1.00%	0.79%
Jones stock price volatility	78.93%	71.47%	52.87%

The average historical combined volatilities for the Company and the peer group was 39.97%, 70.45%, and 55.13% for the awards made in 2017, 2016, and 2015, respectively. Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of performance share units earned of 97.25%, 123.84%, and 101.61% for the 2017, 2016, and 2015 awards, respectively.

Performance Unit Awards

The Company has outstanding performance unit awards, granted initially in 2016, to certain members of the senior management team of the Company under the LTIP. References to performance unit awards in prior filings do not correspond to these newly created performance unit awards. Upon the completion of the applicable three-year performance period, each recipient may vest in a number of performance units. The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.00 to $200.00 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined at award using a Monte Carlo simulation model, as of the grant date, which resulted in an estimated final value upon vesting of $0.3 million and $1.1 million for the awards made in 2017 and 2016, respectively, as adjusted for forfeitures. The fair value measured as of December 31, 2017 was $0.1 million and $0.1 million for the awards made in 2017 and 2016, respectively.

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the performance unit awards granted during the periods presented:

	Performance Unit Awards
	2017	2016
Forecast period (years)	2.71	2.60
Risk-free interest rate	1.34%	1.00%
Jones stock price volatility	78.93%	71.47%

For the performance units granted during the years ended December 31, 2017 and 2016, the Monte Carlo simulation model resulted in an expected payout of $28.25 per performance unit and $67.38 per performance unit as of the grant date.

Stock compensation expense associated with the performance unit awards was an income position of $0.2 million and expense of $0.3 million for the years ended December 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of December 31, 2017, $0.1 million of unrecognized compensation expense related to all the performance unit awards, subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period, is expected to be recognized over the remaining weighted-average remaining period of 1.4 years.

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

The following table summarizes information related to the total value of the awards to the Board of Directors as of December 31, 2017:

		Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2016	152,050	$3.68
Adjustment (1)	7,749	—
Granted	180,000	2.25
Forfeited	—	—
Vested	(152,380)	3.67
Unvested at December 31, 2017	187,419	$2.16

(1)  Increase of 0.002195 units for each unvested share of restricted stock at the time of the Company’s May 15, 2017 preferred stock dividend for the portion of such dividend paid in shares of the Company’s Class A common stock and of 0.021931 units for each unvested share of restricted stock at the time of the Company’s August 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock and of 0.018867 units for each unvested share of restricted stock at the time of the Company’s November 15, 2017 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards. This increase is in addition to the adjustment for the effects of the Special Stock Dividend previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Stock compensation expense associated with awards to the members of the Board of Directors for the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.6 million, and $0.6 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The weighted average grant date fair value of restricted stock awards was $2.25 per share, $3.68 per share, and $6.71 per share for the years ended December 31, 2017, 2016, and 2015. Unrecognized expense as of December 31, 2017 for all outstanding restricted stock awards was $0.2 million and will be recognized over the remaining vesting period of 0.4 years.

For the years ended December 31, 2017, 2016, and 2015, the Company had an associated tax benefit of $1.6 million, $1.4 million, and $1.1 million, respectively, related to all stock-based compensation, calculated at the federal statutory rate after adjusting for the non-controlling interest.

10. Benefit Plans

The Company maintains a tax-qualified 401(k) savings plan (the “Plan”) for the benefit of employees. The Plan is a defined contribution plan and the Company may match a portion of employee contributions to the Plan.

In addition, since 2013, the Company has maintained a non-qualified deferred compensation plan for the benefit of key employees. The non-qualified deferred compensation plan is an unfunded, account-based plan under which key employees of the Company may elect to defer a portion of their base salary and/or bonus. For the years ended December 31, 2017, 2016, and 2015, our total expense relating to these plans was $0.4 million, $0.4 million, and $0.5 million, respectively.

11. Income Taxes

The Company records federal and state income tax liabilities associated with its status as a corporation. The Company recognizes a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

On December 22, 2017, the US Congress enacted the Tax Reform Legislation, which made significant changes to US federal income tax law, including a reduction of the federal corporate tax rate to 21% effective January 1, 2018. We are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Reform Legislation resulted in the recognition of a tax benefit of $17.2 million along with a benefit from the reduction of the liability under the Tax Receivable Agreement of $59.5 million.

The Tax Reform Legislation is a comprehensive bill containing other provisions, such as limitations on the deductibility of interest expense and certain executive compensation, that are not expected to materially affect us. The ultimate impact of Tax Reform Legislation may differ from our estimates due to changes in interpretations and assumptions made by us, as well as additional regulatory guidance that may be issued. The impact on our deferred tax assets and liabilities may be adjusted in future periods, as an adjustment to income tax expense or benefit, in the period in which the final amounts are determined.

The following table summarizes the tax provision for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Current tax expense (benefit):
Federal	$(3,555)	$3,758	$—
State	(30)	223	113
Total current expense (benefit)	(3,585)	3,981	113
Deferred tax expense (benefit):
Federal	(46,917)	(27,245)	(1,137)
State	(165)	(522)	(1,757)
Total deferred expense (benefit)	(47,082)	(27,767)	(2,894)
Total tax expense (benefit)	$(50,667)	$(23,786)	$(2,781)
Tax benefit attributable to controlling interests	(50,422)	(23,263)	(1,160)
Tax benefit attributable to non-controlling interests	(245)	(523)	(1,621)
Total income tax expense (benefit)	$(50,667)	$(23,786)	$(2,781)

A reconciliation of the Company’s provision for income taxes as reported and the amount computed by multiplying income before taxes, less non‑controlling interest, by the U.S. federal statutory rate of 35%:

(in thousands of dollars)	2017	2016	2015
Provision calculated at federal statutory income tax rate:
Net income before taxes	$(229,490)	$(108,591)	$(11,858)
Statutory rate (1)	35%	35%	35%
Income tax expense (benefit) computed at statutory rate	$(80,322)	$(38,007)	$(4,150)
Less: Non-controlling interests	27,152	14,972	2,911
Income tax expense (benefit) attributable to controlling interests	(53,170)	(23,035)	(1,239)
State and local income taxes, net of federal benefit	(4,692)	(622)	(1,011)
IRC Section 382 limitation	41,653	—	—
Reduction of TRA liability	—	(282)	(694)
Equity compensation, shortfall	—	—	338
Change in enacted rate (1)	(38,040)	—	(650)
Change in valuation allowance	4,302	950	2,333
Other	(475)	(274)	(237)
Tax expense (benefit) attributable to controlling interests	(50,422)	(23,263)	(1,160)
Tax expense attributable to non-controlling interests	(245)	(523)	(1,621)
Total income tax expense (benefit)	$(50,667)	$(23,786)	$(2,781)

(1)   Statutory rate will decrease to 21% for fiscal year 2018. The effect of the rate change on deferred tax assets and liabilities is recognized in the period in which the tax rate change is enacted, which also results in the reduction of the TRA liability.

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

In 2017, the United States enacted legislation that reduced the federal corporate tax rate from 35% to 21% for tax years beginning on or after January 1, 2018. The Company is required to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change is enacted. We recorded tax benefit of $17.2 million, net of valuation allowance, as a result of revaluing our deferred tax assets and liabilities at the newly enacted rate. The Company also recognized non-taxable income from the reduction of the liability under the Tax Receivable Agreement as a result of remeasuring the liability to reflect the revised federal statutory rate that had an impact on the effective rate of $20.8 million.

In 2015, Texas enacted legislation that reduced the Texas franchise tax rate from 1.0% to 0.75%. We recorded a tax benefit of $1.7 million as a result of revaluing our deferred tax assets and liabilities at the newly enacted rate, of which $1.0 million was attributable to the non-controlling interest.

Significant components of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	As of December 31,
(in thousands of dollars)	2017	2016
Deferred tax assets
Net operating loss	$13,381	$8,687
Section 754 election tax basis adjustment	78,623	51,154
Other deferred tax asset	220	—
Total deferred tax assets	92,224	59,841
Deferred tax liabilities
Investment in consolidated subsidiary JEH	93,974	56,888
Noncurrent state deferred tax liability	2,281	2,703
Total deferred tax liabilities	96,255	59,591
Net deferred tax assets (liabilities)	(4,031)	250
Valuation allowance	(10,250)	(3,155)
Net deferred tax assets (liabilities)	$(14,281)	$(2,905)

Internal Revenue Code ("IRC") Section 382 limits a corporation’s utilization of federal net operating loss carryforwards and certain other tax attributes on an annual basis following an ownership change of the corporation. The Company has a federal net operating loss carry-forward totaling $53.0 million and state net operating loss carry-forward of $47.4 million, after giving effect to an IRC Section 382 limitation. These federal and state net operating loss carryforwards expire between 2033 and 2037. Net operating losses generated in 2018 and future years will have an indefinite carryforward as a result of Tax Reform Legislation. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of December 31, 2017 and 2016, we had a valuation allowance of $10.2 million and $3.2 million, respectively as a result of management’s assessment of the realizability of federal and state deferred tax assets. Management believes that there will be sufficient future taxable income based on the reversal of temporary differences to enable utilization of substantially all other tax carryforwards.

The Company experienced ownership changes within the meaning of IRC Section 382 during 2017 and 2015 that subject a portion of its federal net operating loss carryforwards to IRC Section 382 limitations. The Company estimates that the IRC Section 382 limitation that applies to the Company’s 2017 ownership change will result in a permanent loss of federal and state deferred tax assets totaling $13.8 net operating loss carryforwards and other tax attributes, as measured at the 21% enacted rate and adjusted for the modified loss carryforward provisions of Tax Reform Legislation. The reduction in state net operating loss carryforwards is off-set by a corresponding $2.4 million adjustment to the valuation allowance.

Separate federal and state income tax returns are filed for Jones Energy, Inc. and Jones Energy Holdings, LLC. JEH’s Texas franchise tax returns are subject to audit for 2013 through 2016. The tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject, however net operating losses originating in prior years are subject to examination when utilized. The Internal Revenue Service is currently examining the 2013 federal partnership income tax return for JEH, but has indicated that the audit will be concluded with no change. The Company’s other income tax returns have not been audited by the Internal Revenue Service or any state jurisdiction.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2017, 2016 and 2015 there was no material liability or expense for the periods then ended recorded for payments of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

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

The TRA liability is recorded based upon the projected tax savings at the time of an exchange. As a result of the tax reform legislation, the amount of the TRA liability was remeasured to reflect the reduction of the federal corporate tax rate from 35% to 21%. We recorded a benefit for the reduction of the TRA liability of $59.5 million as a result of the newly enacted rate. The amount is included in other income (expense) on the Company’s Consolidated Statement of Operations.

The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. As of December 31, 2017 and December 31, 2016, the Company had a gross TRA liability of $69.9 million and $45.7 million, respectively. As a result of the valuation allowance recorded against its deferred tax assets associated with prior exchanges, the TRA liability was reduced, as the payment of the TRA liability is dependent upon the realizability of the associated deferred tax assets. As of December 31, 2017 and 2016, the amount of the TRA liability was reduced by $8.7 million, and $2.7 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of December 31, 2017, and 2016 the Company had recorded a net TRA liability of $61.2 million and $43.0 million, respectively, for the estimated payments that will be made to the Class B shareholders who have exchanged shares, after adjusting for the TRA liability reduction. As of December 31, 2017, of the $61.2 million net TRA liability, $1.6 million was recorded within other current liabilities on the Company’s Consolidated Balance Sheet. As of December 31, 2017 and 2016 there were corresponding deferred tax assets, net of valuation allowance, of $72.3 million, and $50.6 million, respectively, as a result of the increase in tax basis generated arising from such exchanges.

As of December 31, 2017, the Company had not made any payments under the TRA to Class B shareholders who have exchanged JEH units and Class B common stock for Class A common stock. The Company made a payment of  $1.6 million of the TRA liability with respect to cash savings that the Company realized on its 2016 tax return as a result of tax attributes arising from prior exchanges in the first quarter of 2018. The Company does not anticipate it will realize cash savings on its 2017 tax return as a result of tax attributes arising from prior exchanges, and therefore does not anticipate a payment under the TRA for the 2017 tax year.

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

A Special Committee of the Board of Directors comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions during 2017 and 2016 of $1.7 million and $41.0 million, respectively, (including distributions to us) to its unitholders towards its total 2016 projected tax distribution obligation. Distributions during 2017 were made pro-rata to all members of JEH, and included a $1.1 million payment to the Company and a $0.6 million payment to JEH unitholders other than the Company. Distributions during 2016 were made pro-rata to all members of JEH, and included a $23.7 million payment to the Company and a $17.3 million payment to Class B shareholders. The 2016 tax distributions are the result of taxable income generated by JEH’s operations and debt extinguishment. All tax distributions were paid as a result of JEH’s 2016 taxable income.

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

During the year ended December 31, 2017, the Company sold approximately 3.7 million Class A Shares under the Equity Distribution Agreement for net proceeds of approximately $8.4 million ($8.7 million gross proceeds, net of approximately $0.3 million in commissions and professional services expenses). The Company used the net proceeds for general corporate purposes. As of December 31, 2017, approximately $62.2 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

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

A summary of the Company’s Mezzanine equity for the year ended December 31, 2017 is as follows:

(in thousands of dollars)
Mezzanine equity at December 31, 2016	$88,975
Dividends on preferred stock, net	—
Accretion on preferred stock	564
Mezzanine equity at December 31, 2017	$89,539

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

On July 13, 2017, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On August 15, 2017, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of May 15, 2017 through August 14, 2017 to shareholders of record as of August 1, 2017. On October 9, 2017, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On November 15, 2017, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued will equal 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of August 15, 2017 through November 14, 2017 to shareholders of record as of November 1, 2017

Special Stock Dividend

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

13. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of non-vested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the year ended December 31, 2017, 2,762,738 restricted stock units, and 1,250,822 performance share units, and 31,405,587 shares from the convertible Class A preferred stock were excluded from the calculation as they would have had an anti-dilutive effect. For the year ended December 31, 2016, 1,359,088 restricted stock units, and 1,125,706 performance share units, and 31,405,762 shares from the convertible Class A preferred stock were excluded from the calculation as they would have had an anti-dilutive effect. For the year ended December 31, 2015, 823,446 restricted stock units, and 586,325 performance share units were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS:

Earnings per Share

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Income (numerator):
Net income (loss) attributable to controlling interests	$(101,492)	$(42,552)	$(2,381)
Less: Dividends and accretion on preferred stock	(7,924)	(2,669)	—
Net income (loss) attributable to common shareholder	$(109,416)	$(45,221)	$(2,381)
Weighted-average shares (denominator): (1)
Weighted-average number of shares of Class A common stock - basic	72,411	43,506	29,161
Weighted-average number of shares of Class A common stock - diluted	72,411	43,506	29,161
Earnings (loss) per share: (1)
Basic - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)
Diluted - Net income (loss) attributable to common shareholders	$(1.51)	$(1.04)	$(0.08)

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

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. During the years ended December 31, 2017, 2016 and 2015, the Company amortized $1.9 million, $2.4 million, and $2.0 million, respectively, of the deferred revenue balance. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of $15.0 million Monarch equity interests to JEH, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company’s chief executive officer and chairman of the Board of Directors, and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers, including Mike McConnell and Robert Brooks. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Jonny Jones and Mike McConnell. As of December 31, 2017, equity interests in Monarch of $0.4 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the years ended December 31, 2017, 2016 and 2015, equity interests of $0.3 million, $0.6 million, and $0.8 million, respectively, were distributed to management under the incentive plan. The Company recognized expense of $0.4 million, $0.5 million, and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively, in connection with the incentive plan.

In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $2.3 million, $2.7 million and $0.4 million associated with the approximately 1.1 MMBoe, 1.3 MMBoe and 0.2 MMBoe of oil production transported under the agreement for the years ended December 31, 2017, 2016 and 2015, respectively. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third-parties, after passing through the gathering and transportation system. The audit committee of the Board of Directors reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

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

Issuance of Class A Shares

In connection with the August 2016 issuance of Class A common stock pursuant to an underwritten public offering as described in Note 12, “Stockholders’ and Mezzanine equity—Offering of Class A Common Stock,” affiliates of JVL Advisors, L.L.C. (“JVL”), who then owned more than 5% of a class of voting securities of the Company, purchased 9,025,270 shares of Class A common stock, prior to adjustment for the effects of the 0.087423 per share Special Stock Dividend, as defined in Note 12, “Stockholders’ and Mezzanine equity”, in the offering, for gross proceeds to the Company of $25.0 million, before underwriting discounts and commissions of $1.1 million.

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

Issuance of Series A Preferred Stock

In connection with the August 2016 issuance of Series A preferred stock pursuant to an underwritten public offering as described in Note 12, “Stockholders’ and Mezzanine equity—Offering of 8.0% Series A Perpetual Convertible Preferred Stock,” affiliates of Metalmark, who then owned more than 5% of a class of voting securities of the Company and had two representatives on our Board of Directors, purchased 200,000 shares of Series A preferred stock in the offering, for gross proceeds to the Company of $10.0 million, before underwriting discounts and commissions of $400,000.

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

15. Commitments and Contingencies

Lease obligations

The Company leases approximately 43,000 square feet of office space in Austin, TX under an operating lease arrangement. We also lease approximately 9,000 square feet of office space in Oklahoma City, Oklahoma. Future minimum payments for all noncancellable operating leases extending beyond one year at December 31, 2017 are as follows:

(in thousands of dollars)
Years Ending December 31,
2018	$1,300
2019	1,311
2020	562
2021	—
2022	—
Thereafter	—
$3,173

Rent expense under operating leases was $1.8 million, $1.6 million, and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

16. Subsequent Events

Preferred Stock Dividend Declared

On January 11, 2018, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock, to be paid entirely in shares of Class A common stock (the “February Preferred Dividend”). The price per share of the Class A common stock used to determine the number of shares issued will equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. The February Preferred Dividend will be paid on February 15, 2018 for the period beginning on the last payment date of November 15, 2017 through February 14, 2018 to shareholders of record as of February 1, 2018.

Senior Secured First Lien Notes due 2023

On February 14, 2018, JEH and Jones Energy Finance Corp. issued the 2023 First Lien Notes at an offering price equal to 97.526% of par in an offering exempt from registration under the Securities Act. The 2023 First Lien Notes are senior secured first lien obligations of JEH and Jones Energy Finance Corp. and are guaranteed on a senior secured first lien basis by the Company and each of the existing and future restricted subsidiaries of JEH and Jones Energy Finance Corp.

The Company used the net proceeds from the offering to repay all but $25.0 million of the outstanding borrowings under the Revolver, to fund drilling and completion activities, and for other general corporate purposes.

An affiliate of Q Investments, LP, one of our principal stockholders and an affiliate of Scott McCarty, one of our directors, purchased $45.0 million of 2023 First Lien Notes in the offering.

Amendment of Revolving Credit Facility

In connection with the offering of the 2023 First Lien Notes JEH amended the Revolver to, among other things, (i) permit the issuance of the 2023 First Lien Notes and additional senior secured notes in an aggregate principal amount, together with the notes issued pursuant to this offering, not to exceed $700.0 million, (ii) permit the incurrence of liens securing the 2023 First Lien Notes pursuant to the terms of a collateral trust agreement, (iii) reduce the borrowing base under the Revolver to $50.0 million and (iv) suspend testing of our senior secured leverage ratio until March 31, 2019.

Continued efforts to sell non-core asset

We continue to seek opportunities to reduce leverage through non-core asset sales. However, we have no assurance that we will be successful in closing any such divestitures.

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

During the preparation of the condensed consolidating financial information of Jones Energy, Inc. and Subsidiaries in the second quarter of 2017, it was determined that the Issuer Investment in subsidiaries and the related Eliminations at December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and understated by $453.2 million. Additionally, it was determined that the Guarantor Subsidiaries Intercompany payable balances and the related Eliminations and the Issuer Intercompany receivable and the related Eliminations at December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and overstated by $453.2 million and $80.0 million, respectively. In addition, it was determined that the Issuer Equity interest in income (loss) and the related Eliminations for the year ended December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and understated by $42.6 million. It was also determined that the Issuer Adjustments to reconcile net income (loss) to net cash provided by operating activities and the related Eliminations for the year ended December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated and overstated by $42.6 million. In addition, it was determined that the Issuer Equity interest in income (loss) and the related Eliminations for the year ended December 31, 2015 as filed in the Company’s 2015 Form 10-K were improperly calculated and understated by $9.1 million. Lastly, it was determined that the Issuer Adjustments to reconcile net income (loss) to net cash provided by operating activities and the related Eliminations for the year ended December 31, 2015 as filed in the Company’s 2015 Form 10-K were improperly calculated and overstated by $9.1 million.

The errors, which the Company has determined are not material to this disclosure, had no impact on the total assets of the Parent or the Guarantor Subsidiaries and are eliminated upon consolidation, and therefore have no impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company has revised the Condensed Consolidating Balance Sheets for the Issuer, Guarantor Subsidiaries and Eliminations as of December 31, 2016, the Condensed Consolidating Income Statements for the Issuer and Eliminations for the years ended December 31, 2016 and 2015 and the Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2016 and 2015 to correct for these errors.

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$5,248	$1,180	$13,024	$20	$—	$19,472
Accounts receivable, net
Oil and gas sales	—	—	34,492	—	—	34,492
Joint interest owners	—	—	31,651	—	—	31,651
Other	—	—	1,236	—	—	1,236
Commodity derivative assets	—	3,474	—	—	—	3,474
Other current assets	1,866	358	12,152	—	—	14,376
Intercompany receivable	383,849	1,146,647	—	—	(1,530,496)	—
Total current assets	390,963	1,151,659	92,555	20	(1,530,496)	104,701
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,597,040	—	—	1,597,040
Other property, plant and equipment, net	—	—	2,192	527	—	2,719
Commodity derivative assets	—	172	—	—	—	172
Other assets	—	4,427	1,004	—	—	5,431
Investment in subsidiaries	242,617	116,349	—	—	(358,966)	—
Total assets	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$138	$247	$72,278	$—	$—	$72,663
Oil and gas sales payable	—	—	31,462	—	—	31,462
Accrued liabilities	62	11,363	10,172	7	—	21,604
Commodity derivative liabilities	—	36,709	—	—	—	36,709
Other current liabilities	1,606	1,723	720	—	—	4,049
Intercompany payable	—	—	1,527,418	3,078	(1,530,496)	—
Total current liabilities	1,806	50,042	1,642,050	3,085	(1,530,496)	166,487
Long-term debt	—	759,316	—	—	—	759,316
Deferred revenue	—	5,457	—	—	—	5,457
Commodity derivative liabilities	—	8,788	—	—	—	8,788
Asset retirement obligations	—	—	19,652	—	—	19,652
Liability under tax receivable agreement	59,596	—	—	—	—	59,596
Other liabilities	—	68	743	—	—	811
Deferred tax liabilities	12,852	1,429	—	—	—	14,281
Total liabilities	74,254	825,100	1,662,445	3,085	(1,530,496)	1,034,388
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at December 31, 2017	89,539	—	—	—	—	89,539
Stockholders’/ members' equity (deficit)
Members' equity	—	447,507	30,346	(2,538)	(475,315)	—
Class A common stock, $0.001 par value; 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017	90	—	—	—	—	90
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at December 31, 2017	10	—	—	—	—	10
Treasury stock, at cost: 22,602 shares at December 31, 2017	(358)	—	—	—	—	(358)
Additional paid-in-capital	606,319	—	—	—	—	606,319
Retained earnings (deficit)	(136,274)	—	—	—	—	(136,274)
Stockholders' equity (deficit)	469,787	447,507	30,346	(2,538)	(475,315)	469,787
Non-controlling interest	—	—	—	—	116,349	116,349
Total stockholders’ equity	469,787	447,507	30,346	(2,538)	(358,966)	586,136
Total liabilities and stockholders’ equity	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2016

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$27,164	$1,975	$5,483	$20	$—	$34,642
Accounts receivable, net
Oil and gas sales	—	—	26,568	—	—	26,568
Joint interest owners	—	—	5,267	—	—	5,267
Other	—	5,434	627	—	—	6,061
Commodity derivative assets	—	24,100	—	—	—	24,100
Other current assets	—	422	2,262	—	—	2,684
Intercompany receivable	15,666	1,100,834	—	—	(1,116,500)	—
Total current assets	42,830	1,132,765	40,207	20	(1,116,500)	99,322
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,743,588	—	—	1,743,588
Other property, plant and equipment, net	—	—	2,378	618	—	2,996
Commodity derivative assets	—	34,744	—	—	—	34,744
Other assets	—	5,265	785	—	—	6,050
Investment in subsidiaries	531,363	453,237	—	—	(984,600)	—
Total assets	$574,193	$1,626,011	$1,786,958	$638	$(2,101,100)	$1,886,700
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$13	$36,514	$—	$—	$36,527
Oil and gas sales payable	—	—	28,339	—	—	28,339
Accrued liabilities	3,874	11,227	10,597	9	—	25,707
Commodity derivative liabilities	—	14,650	—	—	—	14,650
Other current liabilities	—	1,984	600	—	—	2,584
Intercompany payable	—	—	1,113,704	2,796	(1,116,500)	—
Total current liabilities	3,874	27,874	1,189,754	2,805	(1,116,500)	107,807
Long-term debt	—	724,009	—	—	—	724,009
Deferred revenue	—	7,049	—	—	—	7,049
Commodity derivative liabilities	—	1,209	—	—	—	1,209
Asset retirement obligations	—	—	19,458	—	—	19,458
Liability under tax receivable agreement	43,045	—	—	—	—	43,045
Other liabilities	—	269	523	—	—	792
Deferred tax liabilities	85	2,820	—	—	—	2,905
Total liabilities	47,004	763,230	1,209,735	2,805	(1,116,500)	906,274
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at December 31, 2016	88,975	—	—	—	—	88,975
Stockholders’/ members' equity (deficit)
Members' equity	—	862,781	577,223	(2,167)	(1,437,837)	—
Class A common stock, $0.001 par value; 57,048,076 shares issued and 57,025,474 shares outstanding at December 31, 2016	57	—	—	—	—	57
Class B common stock, $0.001 par value; 29,832,098 shares issued and outstanding at December 31, 2016	30	—	—	—	—	30
Treasury stock, at cost: 22,602 shares at December 31, 2016	(358)	—	—	—	—	(358)
Additional paid-in-capital	447,137	—	—	—	—	447,137
Retained earnings (deficit)	(8,652)	—	—	—	—	(8,652)
Stockholders' equity (deficit)	438,214	862,781	577,223	(2,167)	(1,437,837)	438,214
Non-controlling interest	—	—	—	—	453,237	453,237
Total stockholders’ equity	438,214	862,781	577,223	(2,167)	(984,600)	891,451
Total liabilities and stockholders’ equity	$574,193	$1,626,011	$1,786,958	$638	$(2,101,100)	$1,886,700

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$186,393	$—	$—	$186,393
Other revenues	—	1,854	326	—	—	2,180
Total operating revenues	—	1,854	186,719	—	—	188,573
Operating costs and expenses
Lease operating	—	—	36,636	—	—	36,636
Production and ad valorem taxes	—	—	6,874	—	—	6,874
Exploration	—	—	14,145	—	—	14,145
Depletion, depreciation and amortization	—	—	167,133	91	—	167,224
Impairment of oil and gas properties	—	—	149,648	—	—	149,648
Accretion of ARO liability	—	—	960	—	—	960
General and administrative	237	10,146	19,226	283	—	29,892
Total operating expenses	237	10,146	394,622	374	—	405,379
Operating income (loss)	(237)	(8,292)	(207,903)	(374)	—	(216,806)
Other income (expense)
Interest expense	—	(52,016)	365	—	—	(51,651)
Net gain (loss) on commodity derivatives	—	(17,985)	—	—	—	(17,985)
Other income (expense)	59,492	(93)	(2,447)	—	—	56,952
Other income (expense), net	59,492	(70,094)	(2,082)	—	—	(12,684)
Income (loss) before income tax	59,255	(78,386)	(209,985)	(374)	—	(229,490)
Equity interest in income (loss)	(211,217)	(77,527)	—	—	288,744	—
Income tax provision (benefit)	(50,470)	(197)	—	—	—	(50,667)
Net income (loss)	(101,492)	(155,716)	(209,985)	(374)	288,744	(178,823)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(77,331)	(77,331)
Net income (loss) attributable to controlling interests	$(101,492)	$(155,716)	$(209,985)	$(374)	$366,075	$(101,492)
Dividends and accretion on preferred stock	(7,924)	—	—	—	—	(7,924)
Net income (loss) attributable to common shareholders	$(109,416)	$(155,716)	$(209,985)	$(374)	$366,075	$(109,416)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2016

			Guarantor	Non‑Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$124,877	$—	$—	$124,877
Other revenues	—	2,384	586	—	—	2,970
Total operating revenues	—	2,384	125,463	—	—	127,847
Operating costs and expenses
Lease operating	—	—	32,640	—	—	32,640
Production and ad valorem taxes	—	—	7,768	—	—	7,768
Exploration	—	—	6,673	—	—	6,673
Depletion, depreciation and amortization	—	—	153,843	87	—	153,930
Accretion of ARO liability	—	—	1,263	—	—	1,263
General and administrative	—	12,028	17,244	368	—	29,640
Other operating		—	199	—		199
Total operating expenses	—	12,028	219,630	455	—	232,113
Operating income (loss)	—	(9,644)	(94,167)	(455)	—	(104,266)
Other income (expense)
Interest expense	—	(53,080)	(47)	—	—	(53,127)
Gain on debt extinguishment	—	99,530	—	—	—	99,530
Net gain (loss) on commodity derivatives	—	(51,264)	—	—	—	(51,264)
Other income (expense)	784	(321)	73	—	—	536
Other income (expense), net	784	(5,135)	26	—	—	(4,325)
Income (loss) before income tax	784	(14,779)	(94,141)	(455)	—	(108,591)
Equity interest in income (loss)	(66,804)	(42,571)	—	—	109,375	—
Income tax provision (benefit)	(23,468)	(318)	—	—	—	(23,786)
Net income (loss)	(42,552)	(57,032)	(94,141)	(455)	109,375	(84,805)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(42,253)	(42,253)
Net income (loss) attributable to controlling interests	$(42,552)	$(57,032)	$(94,141)	$(455)	$151,628	$(42,552)
Dividends and accretion on preferred stock	(2,669)	—	—	—	—	(2,669)
Net income (loss) attributable to common shareholders	$(45,221)	$(57,032)	$(94,141)	$(455)	$151,628	$(45,221)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2015

			Guarantor	Non‑Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$194,555	$—	$—	$194,555
Other revenues	—	1,960	884	—	—	2,844
Total operating revenues	—	1,960	195,439	—	—	197,399
Operating costs and expenses
Lease operating	—	—	41,027	—	—	41,027
Production and ad valorem taxes	—	—	12,130	—	—	12,130
Exploration	—	—	6,551	—	—	6,551
Depletion, depreciation and amortization	—	—	205,407	91	—	205,498
Accretion of ARO liability	—	—	1,087	—	—	1,087
General and administrative	—	13,565	19,707	116	—	33,388
Other operating	—	—	4,188	—	—	4,188
Total operating expenses	—	13,565	290,097	207	—	303,869
Operating income (loss)	—	(11,605)	(94,658)	(207)	—	(106,470)
Other income (expense)
Interest expense	—	(63,160)	(1,298)	—	—	(64,458)
Net gain (loss) on commodity derivatives	—	158,753	—	—	—	158,753
Other income (expense)	1,984	(1,663)	(4)	—	—	317
Other income (expense), net	1,984	93,930	(1,302)	—	—	94,612
Income (loss) before income tax	1,984	82,325	(95,960)	(207)	—	(11,858)
Equity interest in income (loss)	(4,728)	(9,114)	—	—	13,842	—
Income tax provision (benefit)	(363)	(2,418)	—	—	—	(2,781)
Net income (loss)	(2,381)	75,629	(95,960)	(207)	13,842	(9,077)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(6,696)	(6,696)
Net income (loss) attributable to controlling interests	$(2,381)	$75,629	$(95,960)	$(207)	$20,538	$(2,381)
Dividends and accretion on preferred stock	—	—	—	—	—	—
Net income (loss) attributable to common shareholders	$(2,381)	$75,629	$(95,960)	$(207)	$20,538	$(2,381)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(101,492)	$(155,716)	$(209,985)	$(374)	$288,744	$(178,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	73,536	52,870	399,795	374	(288,744)	237,831
Net cash (used in) / provided by operations	(27,956)	(102,846)	189,810	—	—	59,008
Cash flows from investing activities
Additions to oil and gas properties	—	—	(245,364)	—	—	(245,364)
Net adjustments to purchase price of properties acquired	—	—	2,391	—	—	2,391
Proceeds from sales of assets	—	—	61,290	—	—	61,290
Acquisition of other property, plant and equipment	—	—	(586)	—	—	(586)
Current period settlements of matured derivative contracts	—	72,265	—	—	—	72,265
Net cash (used in) / provided by investing	—	72,265	(182,269)	—	—	(110,004)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	162,000	—	—	—	162,000
Repayment of long-term debt	—	(129,000)	—	—	—	(129,000)
Payment of debt issuance costs	—	(1,115)	—	—	—	(1,115)
Payment of cash dividends on preferred stock	(3,368)	—	—	—	—	(3,368)
Net distributions paid to JEH unitholders	1,075	(1,637)	—	—	—	(562)
Net payments for share based compensation	—	(462)	—	—	—	(462)
Proceeds from sale of common stock	8,333	—	—	—	—	8,333
Net cash (used in) / provided by financing	6,040	29,786	—	—	—	35,826
Net increase (decrease) in cash	(21,916)	(795)	7,541	—	—	(15,170)
Cash
Beginning of period	27,164	1,975	5,483	20	—	34,642
End of period	$5,248	$1,180	$13,024	$20	$—	$19,472

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(42,552)	$(57,032)	$(94,141)	$(455)	$109,375	$(84,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(105,877)	(28,124)	353,426	455	(109,375)	110,505
Net cash (used in) / provided by operations	(148,429)	(85,156)	259,285	—	—	25,700
Cash flows from investing activities
Additions to oil and gas properties	—	—	(264,462)	—	—	(264,462)
Proceeds from sales of assets	—	—	1,645	—	—	1,645
Acquisition of other property, plant and equipment	—	—	(310)	—	—	(310)
Current period settlements of matured derivative contracts	—	132,265	—	—	—	132,265
Net cash (used in) / provided by investing	—	132,265	(263,127)	—	—	(130,862)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	130,000	—	—	—	130,000
Repayment under long-term debt	—	(62,000)	—	—	—	(62,000)
Purchase of senior notes	—	(84,589)	—	—	—	(84,589)
Payment of dividends on preferred stock	(1,615)	—	—	—	—	(1,615)
Net distributions paid to JEH unitholders	23,674	(40,993)	—	—	—	(17,319)
Proceeds from sale of common stock	65,446	—	—	—	—	65,446
Proceeds from sale of preferred stock	87,988	—	—	—	—	87,988
Net cash (used in) / provided by financing	175,493	(57,582)	—	—	—	117,911
Net increase (decrease) in cash	27,064	(10,473)	(3,842)	—	—	12,749
Cash
Beginning of period	100	12,448	9,325	20	—	21,893
End of period	$27,164	$1,975	$5,483	$20	$—	$34,642

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,381)	$75,629	$(95,960)	$(207)	$13,842	$(9,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(120,398)	(193,245)	405,214	197	(13,842)	77,926
Net cash (used in) / provided by operations	(122,779)	(117,616)	309,254	(10)	—	68,849
Cash flows from investing activities
Additions to oil and gas properties	—	—	(311,305)	—	—	(311,305)
Proceeds from sales of assets	—	—	41	—	—	41
Acquisition of other property, plant and equipment	—	—	(1,101)	—	—	(1,101)
Current period settlements of matured derivative contracts	—	144,145	—	—	—	144,145
Net cash (used in) / provided by investing	—	144,145	(312,365)	—	—	(168,220)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	85,000	—	—	—	85,000
Repayment under long-term debt	—	(335,000)	—	—	—	(335,000)
Proceeds from senior notes	—	236,475	—	—	—	236,475
Payment of debt issuance costs	—	(1,556)	—	—	—	(1,556)
Proceeds from sale of common stock	122,779	—	—	—	—	122,779
Net cash (used in) / provided by financing	122,779	(15,081)	—	—	—	107,698
Net increase (decrease) in cash	—	11,448	(3,111)	(10)	—	8,327
Cash
Beginning of period	100	1,000	12,436	30	—	13,566
End of period	$100	$12,448	$9,325	$20	$—	$21,893

Jones Energy, Inc.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Geographic Area of Operation

All of our proved reserves are located in the mid‑continent United States, spanning areas of Oklahoma and Texas.  Therefore, the following disclosures are on a total-company basis.

Costs Incurred

Costs incurred for oil and gas property acquisitions, exploration and development for the last three years are as follows:

(in thousands of dollars)	2017	2016	2015
Property acquisitions:
Unproved	$26,110	$137,844	$4,036
Proved	6,887	51,388	—
Exploration	3,129	412	6,551
Development	215,040	79,617	202,342
Total costs incurred (1)	$251,166	$269,261	$212,929

(1)	Excludes the impact of asset retirement costs.

Capitalized Costs

Capitalized costs for our oil and gas properties consisted of the following at the end of each of the following years:

(in thousands of dollars)	2017	2016
Unproved properties	$164,087	$213,153
Proved properties	2,327,629	2,449,974
	2,491,716	2,663,127
Accumulated depletion and impairment	(894,676)	(919,539)
Net capitalized costs	$1,597,040	$1,743,588

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

The following tables set forth the Company’s total proved reserves and the changes in the Company’s total proved reserves. These reserve estimates are based in part on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum engineers, utilizing data compiled by us. In preparing its reports, Cawley Gillespie evaluated properties representing all of the Company’s proved reserves at December 31, 2017, 2016, and 2015. The Company’s proved reserves are located onshore in the United States. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with production history. Accordingly, these estimates are subject to change as additional information becomes available. Proved reserves are the estimated quantities of natural gas, natural gas liquids and oil that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in future years from known oil and natural gas reservoirs under existing economic conditions, operating methods and government regulations at the end of the respective years. Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

The following table summarizes changes in estimated proved reserves from December 31, 2014 to December 31, 2017 by commodity type:

	Crude Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)(1)
Estimated Proved Reserves
December 31, 2014	27,683	38,870	292,277	115,266
Extensions and discoveries	1,793	1,691	11,793	5,450
Production	(2,582)	(2,618)	(23,839)	(9,174)
Purchases of minerals in place	—	—	—	—
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(1,486)	(5,294)	(18,635)	(9,885)
December 31, 2015	25,408	32,649	261,596	101,657
Extensions and discoveries	774	750	4,767	2,319
Production	(1,690)	(2,210)	(18,878)	(7,046)
Purchases of minerals in place	2,326	3,829	42,713	13,275
Sales of minerals in place	(37)	—	(1)	(37)
Revisions of previous estimates	(3,187)	(593)	(7,057)	(4,959)
December 31, 2016	23,594	34,425	283,140	105,209
Extensions and discoveries	9,493	8,752	62,514	28,663
Production	(1,964)	(2,418)	(20,425)	(7,786)
Purchases of minerals in place	—	—	—	—
Sales of minerals in place	(114)	(4,442)	(54,670)	(13,668)
Revisions of previous estimates	(1,995)	(3,044)	(15,411)	(7,606)
December 31, 2017	29,014	33,273	255,148	104,812

(1)	Barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or natural gas liquids.

For the year ended December 31, 2017, the Company added 28,663 MBoe through extensions, which represent the conversion of unproved reserves to proved reserves as a result of our drilling activity during the year, primarily in the Merge area. There were no discoveries of proved reserves. The Company’s estimated proved reserves were reduced by current year production of 7,786 MBoe. The Company had sales of minerals in place of 13,668 MBoe during the year ended December 31, 2017, primarily as a result of the Arkoma Divestiture. No purchases of minerals in place occurred during the year ended December 31, 2017.

For the year ended December 31, 2017, the Company had net negative revisions of 7,606 MBoe, of which 10,730 MBoe was related to Western Anadarko proved undeveloped reserves no longer expected to be developed within five years of first booking or before the lease expired. This was offset by net positive revisions related to commodity pricing of 3,612 Mboe. The remaining net negative revisions of 488 MBoe were primarily related to negative Western Anadarko well performance.

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

The following table summarizes estimated proved developed and undeveloped reserves by commodity type as of December 31, 2017, 2016 and 2015:

	Crude Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)(1)
Estimated Proved Reserves
December 31, 2015
Proved developed	11,032	19,670	169,651	58,977
Proved undeveloped	14,376	12,980	91,945	42,680
Total proved reserves	25,408	32,650	261,596	101,657
December 31, 2016
Proved developed	11,471	20,941	180,293	62,461
Proved undeveloped	12,123	13,484	102,847	42,748
Total proved reserves	23,594	34,425	283,140	105,209
December 31, 2017
Proved developed	15,416	20,181	159,459	62,173
Proved undeveloped	13,598	13,092	95,690	42,639
Total proved reserves	29,014	33,273	255,148	104,812

(1)	Barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or natural gas liquids.

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

Under the standardized measure, future cash inflows were estimated by using the average of the historical unweighted first‑day‑of‑the‑month prices of oil and natural gas for the prior twelve month periods ended December 31, 2017, 2016, and 2015. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development and production costs based on year‑end costs in order to arrive at net cash flows. Use of a 10% discount rate, first‑day‑of‑the‑month prices and year‑end costs are required by ASC 932.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

The standardized measure of discounted future net cash flows from the Company’s estimated proved oil and natural gas reserves follows:

(in thousands of dollars)	2017	2016	2015
Future cash inflows	$2,551,709	$2,158,067	$2,373,971
Less related future:
Production costs	(791,302)	(798,161)	(821,773)
Development costs	(460,496)	(451,790)	(483,060)
Income tax expenses (1)	(142,196)	(46,139)	(31,537)
Future net cash flows	1,157,715	861,977	1,037,601
10% annual discount for estimated timing of cash flows	(592,194)	(478,498)	(572,821)
Standardized measure of discounted future net cash flows	$565,521	$383,479	$464,780

(1)

The increase in 2017 future income tax expense is due to the increase in future taxable income allocated to the Company and the limits applicable to the utilization of net operating losses, offset by the decrease in applicable tax rate from 35% to 21% due to the changes in the US Tax Law effective January 1, 2018.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved natural gas and crude oil reserves follows:

(in thousands of dollars)	2017	2016	2015
Balance, beginning of period	$383,479	$464,780	$1,388,096
Net change in sales and transfer prices, net of production expenses	127,748	(90,932)	(1,063,248)
Changes in estimated future development costs	(11,838)	32,678	96,408
Sales and transfers of oil and gas produced during the period	(145,801)	(94,262)	(176,301)
Net change due to extensions and discoveries	110,752	24	6,236
Net change due to purchases of minerals in place	—	18,473	—
Net change due to sales of minerals in place	(51,573)	(1,202)	—
Net change due to revisions in quantity estimates	(5,526)	(51,237)	(153,689)
Previously estimated development costs incurred during the period	197,444	73,735	143,560
Net change in income taxes	(43,193)	(12,824)	108,409
Accretion of discount	27,943	37,475	120,047
Other	(23,914)	6,771	(4,738)
Balance, end of period	$565,521	$383,479	$464,780

Supplemental Quarterly Financial Information (Unaudited)

Following is a summary of the Company’s results of operations by quarter for the years ended December 31, 2017 and 2016.

	2017
	First	Second	Third	Fourth	Full
(in thousands except per share data)	Quarter	Quarter (1)	Quarter	Quarter	Year
Revenues	$41,233	$48,626	$44,202	$54,512	$188,573
Operating income (loss)	(13,507)	(172,565)	(24,407)	(6,327)	(216,806)
Net income (loss)	(3,515)	(133,978)	(82,963)	41,633	(178,823)
Net income (loss) attributable to non-controlling interests	(2,128)	(51,762)	(18,157)	(5,284)	(77,331)
Net income (loss) attributable to controlling interests	(1,387)	(82,216)	(64,806)	46,917	(101,492)
Basic earnings per share	$(0.05)	$(1.39)	$(0.91)	$0.51	$(1.51)
Diluted earnings per share	$(0.05)	$(1.39)	$(0.91)	$0.51	$(1.51)

________________________________________

(1) The Company has revised the Quarterly Financial Information for the second quarter of 2017 to correct for the error related to the impairment associated with the Arkoma divestiture (as defined in Note 3) as previously discussed in the the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed with the Securities and Exchange Commission on November 8, 2017. This error resulted in a $13.9 million overstatement of the Impairment of oil and gas properties, as well as a $2.3 million understatement of the Liability under the tax receivable agreement.

	2016
	First	Second	Third	Fourth	Full
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$25,858	$29,144	$33,353	$39,492	$127,847
Operating income	(34,081)	(26,765)	(20,564)	(22,856)	(104,266)
Net income (loss)	48,514	(58,646)	(22,429)	(52,244)	(84,805)
Net income (loss) attributable to non-controlling interests	29,603	(35,401)	(12,576)	(23,879)	(42,253)
Net income (loss) attributable to controlling interests	18,911	(23,245)	(9,853)	(28,365)	(42,552)
Basic earnings per share	$0.57	$(0.69)	$(0.24)	$(0.49)	$(1.04)
Diluted earnings per share	$0.57	$(0.69)	$(0.24)	$(0.49)	$(1.04)