Form 10-Q
period 2018-03-31
Jones Energy, Inc.
filed 2018-05-04
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

On April 27, 2018, the Registrant had 93,186,221 shares of Class A common stock outstanding and 9,627,343 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report specifically include the expectations of plans, strategies, objectives and anticipated financial and operating results of the Company, our ability to mitigate commodity price risk through our hedging program, expectations regarding litigation, our belief that we will be able to identify and prioritize projects with the greatest expected returns, our ability to cure our NYSE price deficiency by implementing a reverse stock split, our expectations regarding our working capital balance, projections regarding taxable income generated by JEH, and our ability to successfully execute our 2018 development plan. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company, which may cause actual results to differ materially from those implied or expressed by the forward-looking statements. These include, but are not limited to, changes in prices for oil, natural gas liquids, and natural gas prices, weather, including its impact on oil and natural gas demand and weather-related delays on operations, the amount, nature and timing of planned capital expenditures, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, customers’ elections to reject ethane and include it as part of the natural gas stream, ability to fund our 2018 capital expenditure budget, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting the Company’s business and other important factors that could cause actual results to differ materially from those projected as described in the Company’s reports filed with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands of dollars)	2018	2017
Assets
Current assets
Cash and cash equivalents	$231,086	$19,472
Accounts receivable, net
Oil and gas sales	35,696	34,492
Joint interest owners	40,681	31,651
Other	1,066	1,236
Commodity derivative assets	2,648	3,474
Other current assets	6,717	14,376
Total current assets	317,894	104,701
Oil and gas properties, net, at cost under the successful efforts method	1,617,660	1,597,040
Other property, plant and equipment, net	2,473	2,719
Commodity derivative assets	1,261	172
Other assets	1,895	5,431
Total assets	$1,941,183	$1,710,063
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$69,706	$72,663
Oil and gas sales payable	41,928	31,462
Accrued liabilities	36,867	21,604
Commodity derivative liabilities	35,726	36,709
Other current liabilities	3,595	4,049
Total current liabilities	187,822	166,487
Long-term debt	1,002,074	759,316
Deferred revenue	5,082	5,457
Commodity derivative liabilities	10,117	8,788
Asset retirement obligations	19,774	19,652
Liability under tax receivable agreement	56,114	59,596
Other liabilities	893	811
Deferred tax liabilities	11,288	14,281
Total liabilities	1,293,164	1,034,388
Commitments and contingencies (Note 15)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at March 31, 2018 and December 31, 2017	89,667	89,539
Stockholders' equity
Class A common stock, $0.001 par value; 92,052,897 shares issued and 92,030,295 shares outstanding at March 31, 2018 and 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017	92	90
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at March 31, 2018 and December 31, 2017	10	10
Treasury stock, at cost: 22,602 shares at March 31, 2018 and December 31, 2017	(358)	(358)
Additional paid-in-capital	609,421	606,319
Retained (deficit) / earnings	(163,603)	(136,274)
Stockholders' equity	445,562	469,787
Non-controlling interest	112,790	116,349
Total stockholders’ equity	558,352	586,136
Total liabilities and stockholders' equity	$1,941,183	$1,710,063

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands of dollars except per share data)	2018	2017
Operating revenues
Oil and gas sales	$58,138	$40,677
Other revenues	(649)	556
Total operating revenues	57,489	41,233
Operating costs and expenses
Lease operating	10,229	8,806
Production and ad valorem taxes	2,751	(906)
Transportation and processing costs	706	—
Exploration	3,299	2,944
Depletion, depreciation and amortization	41,441	35,654
Accretion of ARO liability	251	201
General and administrative	7,570	8,041
Total operating expenses	66,247	54,740
Operating income (loss)	(8,758)	(13,507)
Other income (expense)
Interest expense	(21,862)	(12,887)
Net gain (loss) on commodity derivatives	(9,022)	22,320
Other income (expense)	7,730	580
Other income (expense), net	(23,154)	10,013
Income (loss) before income tax	(31,912)	(3,494)
Income tax provision (benefit)	(2,992)	21
Net income (loss)	(28,920)	(3,515)
Net income (loss) attributable to non-controlling interests	(3,559)	(2,128)
Net income (loss) attributable to controlling interests	$(25,361)	$(1,387)
Dividends and accretion on preferred stock	(1,968)	(2,027)
Net income (loss) attributable to common shareholders	$(27,329)	$(3,414)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.30)	$(0.05)
Diluted - Net income (loss) attributable to common shareholders	$(0.30)	$(0.05)

Weighted average Class A shares outstanding:
Basic	91,064	62,197
Diluted	91,064	62,197

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	90,117	$90	9,628	$10	23	$(358)	$606,319	$(136,274)	$116,349	$586,136
Stock-compensation expense	124	—	—	—	—	—	1,264	—	—	1,264
Dividends and accretion on preferred stock	1,789	2	—	—	—	—	1,838	(1,968)	—	(128)
Net income (loss)	—	—	—	—	—	—	—	(25,361)	(3,559)	(28,920)
Balance at March 31, 2018	92,030	$92	9,628	$10	23	$(358)	$609,421	$(163,603)	$112,790	$558,352

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2018	2017
Cash flows from operating activities
Net income (loss)	$(28,920)	$(3,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	41,441	35,654
Exploration (dry hole and lease abandonment)	602	1,643
Accretion of ARO liability	251	201
Amortization of debt issuance costs	4,881	977
Stock compensation expense	1,330	1,972
Deferred and other non-cash compensation expense	77	136
Amortization of deferred revenue	(374)	(458)
(Gain) loss on commodity derivatives	9,022	(22,320)
(Gain) loss on sales of assets	(3,124)	64
Deferred income tax provision	(2,992)	21
Change in liability under tax receivable agreement	(3,482)	(686)
Other - net	351	59
Changes in operating assets and liabilities
Accounts receivable	(10,736)	(220)
Other assets	7,580	(4,912)
Accrued interest expense	8,630	3,348
Accounts payable and accrued liabilities	15,047	1,619
Net cash provided by operations	39,584	13,583
Cash flows from investing activities
Additions to oil and gas properties	(70,202)	(47,110)
Net adjustments to purchase price of properties acquired	—	2,391
Proceeds from sales of assets	7,703	144
Acquisition of other property, plant and equipment	(31)	(192)
Current period settlements of matured derivative contracts	(10,262)	27,854
Net cash (used in) investing	(72,792)	(16,913)
Cash flows from financing activities
Proceeds from issuance of long-term debt	20,000	30,000
Repayment of long-term debt	(206,000)	(53,000)
Proceeds from senior notes	438,867	—
Payment of debt issuance costs	(7,979)	—
Payment of cash dividends on preferred stock	—	(1,840)
Net distributions paid to JEH unitholders	—	(562)
Net payments for share based compensation	(66)	(31)
Proceeds from sale of common stock	—	2,829
Net cash provided by / (used in) financing	244,822	(22,604)
Net increase (decrease) in cash and cash equivalents	211,614	(25,934)
Cash and cash equivalents
Beginning of period	19,472	34,642
End of period	$231,086	$8,708
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$8,644	$8,559
Change in accrued additions to oil and gas properties	(2,586)	13,294
Asset retirement obligations incurred, including changes in estimate	49	413

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of March 31, 2018, the Company held 92,030,295 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 9,627,821 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

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

On August 25, 2016, the Company issued 1,840,000 shares of its 8.0% Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering at $50 per share, of which 1,839,995 remained issued and outstanding as of March 31, 2018. See Note 12, “Stockholders’ and Mezzanine equity”.

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

NYSE Listing

On March 23, 2018, the New York Stock Exchange (the “NYSE”) notified the Company that it was non-compliant with certain continued listing standards because the price of the Company’s Class A common stock over a period of 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price per share required to maintain a listing on the NYSE. The Company now has a six-month cure period to regain compliance. Within the cure period, the Company may regain compliance if the closing price per share is $1.00 or higher on the last trading day of a given month, or at the end of the cure period. Additionally, the 30-day average closing price per share must also be $1.00 or higher. We previously received a similar notice on December 26, 2017, but regained compliance on February 1, 2018.

The Company notified the NYSE that it intends to cure the price deficiency by proposing a reverse stock split for approval by the Company’s stockholders. Pursuant to NYSE rules, if the Company’s stockholders approve the reverse stock split and if the Company has not otherwise regained compliance, the Company intends to promptly consummate the transaction in order to regain compliance with the price criteria. During the cure period, the Company’s Class A common stock will continue to be listed on the exchange so long as it remains compliant with other continued listing standards. The notice does not affect ongoing business operations of the Company or its reporting requirements with the Securities and Exchange Commission. For more information, see Item 1A of Part II, “Risk Factors.”

2.        Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2017 and the financial statements reported for March 31, 2018 and 2017 and each of the three-month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements for the periods ended March 31, 2018 and 2017 have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

There have been no significant changes in our use of estimates since those reported in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Production taxes

During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million, which was recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. No such refunds were received during the first quarter of 2018.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands of dollars)	2018	2017
Accrued interest	$20,738	$12,109
Partner prepayments	10,937	4,061
Other accrued liabilities	5,192	5,434
Total accrued liabilities	$36,867	$21,604

Recent Accounting Pronouncements

Adopted in the current year-to-date period:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates a new topic in the Accounting Standards Codification (“ASC”), topic 606, “Revenue from Contracts with Customers.” This standard sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The amendments may be applied on either a full or modified retrospective basis and are now effective for interim and annual reporting periods beginning after December 15, 2017. Therefore, the Company has adopted Update 2014-09 and Update 2015-14 effective as of January 1, 2018.  The change was applied on a modified retrospective basis, which did not result in a cumulative effect adjustment to retained earnings. However, adoption did result in certain changes in presentation of gross revenues and expenses on the Company’s Consolidated Statement of Operations; such costs were historically offset against revenues. Upon adoption, we have also expanded disclosures related to revenue recognition. See Note 4, “Revenue Recognition.”

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). The amendments under this ASU provide guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions/disposals or business combinations by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, therefore reducing the number of transactions that need to be further evaluated for treatment as a business combination. This new guidance is effective for annual periods beginning after December 15, 2017. Therefore, the Company adopted ASU 2017-01 effective as of January 1, 2018 applied prospectively, which did not have a material impact on our financial statements; however these amendments could result in the recording of fewer business combinations in future periods.

To be adopted in a future period:

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This amendment requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases and mineral leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases. We anticipate adoption of ASU 2016-02 effective as of January 1, 2019.

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

3.         Divestitures

Three Months Ended March 31, 2018

Sales of non-core assets resulted in net gains of $4.6 million during the three months ended March 31, 2018.

Twelve Months Ended December 31, 2017

Arkoma Divestiture

On August 1, 2017, JEH closed its previously announced agreement to sell its Arkoma Basin properties for a purchase price of $65.0 million, prior to customary effective date adjustments of $7.3 million, and subject to customary post-close adjustments (the “Arkoma Divestiture”). JEH may also receive up to $2.5 million in contingent payments based on natural gas prices. No amounts have been recorded related to this contingent payment as of March 31, 2018.

4.        Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach, which was applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018, are presented in accordance with ASC Topic 606, while prior period amounts are reported in accordance with ASC Topic 605, Revenue Recognition.

In accordance with ASC Topic 606, the Company now records transportation and processing costs that are incurred before control of its product has transferred to the customer (i.e. fixed fee contracts) as a separate expense line item on the Consolidated Statement of Operations. Prior to the adoption of ASC Topic 606, these transportation and processing costs were recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations. See further discussion below in “Nature of revenue” related to transportation and processing costs associated with fixed fee contracts. Revenue under ASC Topic 606 is recognized at the same point in time at which revenue was recognized under ASC Topic 605, thus there was no impact to net income (loss) or opening retained earnings as a result of adopting ASC Topic 606.

The following table presents the impact to the Consolidated Statement of Operations as a result of adopting ASC Topic 606.

	Three Months Ended March 31, 2018
		ASC 606
(in thousands of dollars except per share data)	As Reported	Adjustments	As Adjusted (1)
Operating revenues
Oil and gas sales	$58,138	$(706)	$57,432
Other revenues	(649)	—	(649)
Total operating revenues	57,489	(706)	56,783
Operating costs and expenses
Lease operating	10,229	—	10,229
Production and ad valorem taxes	2,751	—	2,751
Transportation and processing costs	706	(706)	—
Exploration	3,299	—	3,299
Depletion, depreciation and amortization	41,441	—	41,441
Accretion of ARO liability	251	—	251
General and administrative	7,570	—	7,570
Total operating expenses	66,247	(706)	65,541
Operating income (loss)	(8,758)	—	(8,758)
Other income (expense)
Interest expense	(21,862)	—	(21,862)
Net gain (loss) on commodity derivatives	(9,022)	—	(9,022)
Other income (expense)	7,730	—	7,730
Other income (expense), net	(23,154)	—	(23,154)
Income (loss) before income tax	(31,912)	—	(31,912)
Income tax provision (benefit)	(2,992)	—	(2,992)
Net income (loss)	(28,920)	—	(28,920)
Net income (loss) attributable to non-controlling interests	(3,559)	—	(3,559)
Net income (loss) attributable to controlling interests	$(25,361)	$—	$(25,361)
Dividends and accretion on preferred stock	(1,968)	—	(1,968)
Net income (loss) attributable to common shareholders	$(27,329)	$—	$(27,329)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.30)	$—	$(0.30)
Diluted - Net income (loss) attributable to common shareholders	$(0.30)	$—	$(0.30)

Weighted average Class A shares outstanding:
Basic	91,064	—	91,064
Diluted	91,064	—	91,064

(1)	This column excludes the impact of adopting ASC Topic 606 and is consistent with the presentation prior to January 1, 2018.

Nature of revenue

Our revenues are primarily derived from the sale of oil and natural gas production, and from the sale of NGLs that are extracted from our natural gas. Sales of oil, natural gas, and NGLs from our interests in producing wells are recognized when we satisfy a performance obligation by transferring control of a product to a customer. Our oil and gas production is sold to purchasers under either short-term or long-term contracts at market-based prices. The sales prices for oil, natural gas, and NGLs are adjusted for transportation and other related deductions. These deductions are based on contractual data and do not require significant judgment. The revenue deductions reflect actual charges based on purchaser statements. Since there is a ready market for oil and natural gas, we sell the majority of production soon after it is produced at various locations.  Payment is generally received one month after the sale has occurred.

Under our oil sales contracts, we generally sell oil to the purchaser from storage tanks near the wellhead and collect a contractually agreed upon index price, net of pricing differentials. We transfer control of the product from the storage tanks to the purchaser and recognize revenue based on the contract price. For pipeline sales, title transfers upon oil passing the inlet or delivery point.

Under our natural gas sales contracts, we deliver natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from our wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, the Company or third parties gather, compress, process and transport our natural gas. We maintain ownership and control of the natural gas during gathering, compression, processing, and transportation. Our sales contracts provide that we receive a specific index price adjusted for pricing differentials. We transfer ownership and control of the product at the delivery point and recognize revenue based on the contract price. The sales prices for natural gas is adjusted for transportation and other related deductions. The revenue deductions reflect actual charges based on purchaser statements. The costs to gather, compress, process, and transport the natural gas are separately presented as Transportation and processing costs on the Consolidated Statement of Operations.

NGLs, which are extracted from natural gas through processing, are either sold by us directly or to the processor under processing contracts. For NGLs sold by us directly, our sales contracts provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials. We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price. Several of our revenue contracts are fixed fee where title transfers to the customer at the tailgate of the processing plant and we pay a gathering and processing fee. Gathering and processing costs associated with fixed fee contracts have a distinct service payable and, as a result of the adoption of ASC 606, these costs are reported as a separate expense line item on the Consolidated Statement of Operations. Prior to the adoption of ASC Topic 606, these transportation and processing costs were recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations. There is no impact to the current method of recognizing revenue for percentage of recovery contracts for gathering and processing costs which, in accordance with ASC 606, remain deducted from sales proceeds and are recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations.

Significant accounting policy

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Revenue is recognized at a point in time as a result of not meeting any of the three criteria required for over time recognition.

Certain transportation and processing costs associated with fixed fee contracts where title transfers to the customer at the tailgate of the processing plant and we pay a gathering and processing fee are recognized at the time of title transfer. These costs are presented as Transportation and processing costs on the Consolidated Statement of Operations.

As part of our adoption of ASC Topic 606, we used practical expedients permitted by the standard when applicable. These practical expedients included:

•	Applying the new guidance only to contracts that are not completed as of January 1, 2018;

•

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue;

•

The Company recognizes the incremental cost of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in General and administrative expenses;

•

For our product sales that have a contact term greater than one year, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligation if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our product sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required; and

•

For our product sales that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of the contract that has an original expected duration of one year or less.

Disaggregation of revenue

The following table presents quantitative information about disaggregated revenues from contracts with customers by commodity and region of production for the three months ended March 31, 2018 as presented under ASC 606.

	Three Months Ended March 31, 2018
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$13,512	$1,191	$3,773	$18,476
Western Anadarko	23,165	6,996	9,501	39,662
Total	$36,677	$8,187	$13,274	$58,138

The following table presents quantitative information about disaggregated revenues from contracts with customers by commodity and region of production for the three months ended March 31, 2017 as presented under ASC 605 since the Company adopted ASC 606 under the modified retrospective method which does not require adjustment of prior period amounts.

	Three Months Ended March 31, 2017 (1)
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$956	$295	$269	$1,520
Western Anadarko	17,311	11,132	10,714	39,157
Total	$18,267	$11,427	$10,983	$40,677

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

During the three months ended March 31, 2018 and 2017, the timing of revenue recognition for all products was transferred at a point in time. No products and/or services were transferred over time.

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	March 31,	December 31,
(in thousands of dollars)	2018	2017
Accounts receivable, net
Oil and gas sales	$35,696	$34,492
Other current liabilities
Contract liabilities	$1,151	$—

Accounts receivable – Oil and gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Under our sales contracts, payment is unconditional after our performance obligations have been satisfied under ASC 606. Accordingly, unconditional rights to consideration are presented separately as a receivable. Since our sales contracts are not conditional on factors other than the passage of time, the contracts do not give rise to contract assets under ASC 606.

Other current liabilities – contract liabilities represent estimated fees for minimum volume and drilling commitments associated with certain revenue contracts with customers.

5.        Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands of dollars)	2018	2017
Mineral interests in properties
Unproved	$142,623	$164,087
Proved	915,192	893,246
Wells and equipment and related facilities	1,496,286	1,434,383
	2,554,101	2,491,716
Less: Accumulated depletion and impairment	(936,441)	(894,676)
Net oil and gas properties	$1,617,660	$1,597,040

There were no exploratory wells drilled during the three months ended March 31, 2018 or 2017. As such, no associated costs were capitalized and no exploratory wells resulted in exploration expense during either period.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. During the three months ended March 31, 2018, the Company capitalized less than $0.1 million associated with such in progress projects. The Company did not capitalize any interest during the three months ended March 31, 2017 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $41.1 million and $35.4 million for the three months ended March 31, 2018 and 2017, respectively.

The Company continues to monitor its proved and unproved properties for impairment. No impairments of proved or unproved properties were recorded during the three months ended March 31, 2018 and 2017.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in thousands of dollars)	2018	2017
Leasehold improvements	$1,186	$1,186
Furniture, fixtures, computers and software	4,441	4,410
Vehicles	1,922	1,922
Aircraft	910	910
Other	211	210
	8,670	8,638
Less: Accumulated depreciation and amortization	(6,197)	(5,919)
Net other property, plant and equipment	$2,473	$2,719

Depreciation and amortization of other property, plant and equipment amounted to $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively.

6.        Long-Term Debt

Long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

(in thousands of dollars)	March 31, 2018	December 31, 2017
Revolver	$25,000	$211,000
2022 Notes	409,148	409,148
2023 Notes	150,000	150,000
2023 First Lien Notes	450,000	—
Total principal amount	1,034,148	770,148
Less: unamortized discount	(15,743)	(5,228)
Less: debt issuance costs, net	(16,331)	(5,604)
Total carrying amount	$1,002,074	$759,316

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

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open-market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million during the year ended December 31, 2016, on a pre-tax basis. This income was recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws. No additional purchases were made during the year ended December 31, 2017 and during the three months ended March 31, 2018.

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

As of March 31, 2018, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Senior Secured First Lien Notes due 2023

On February 14, 2018, the Issuers sold $450.0 million of 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”) at an offering price equal to 97.526% of par in an offering exempt from registration under the Securities Act. The 2023 First Lien Notes are senior secured first lien obligations of JEH and Jones Energy Finance Corp. and are guaranteed on a senior secured first lien basis by the Company and each of the existing and future restricted subsidiaries of JEH and Jones Energy Finance Corp. The Company used the net proceeds from the offering to repay all but $25.0 million of the outstanding borrowings under the Revolver, to fund drilling and completion activities, and for other general corporate purposes. During the three months ended March 31, 2018, the Company capitalized $11.4 million of loan costs associated with the issuance of the 2023 First Lien Notes.

Other Long-Term Debt

The Company has a Senior Secured Revolving Credit Facility (the “Revolver”) with a syndicate of banks. At the beginning of 2017, the borrowing base under the Revolver was $425.0 million, which was reaffirmed on May 15, 2017 during the semi-annual borrowing base re-determination. Upon closing of the Arkoma Divestiture on August 1, 2017, the Company’s borrowing base was reduced to $375.0 million. Effective November 26, 2017, the borrowing base was further reduced to $350.0 million during the semi-annual borrowing base re-determination. In connection with the offering of the 2023 First Lien Notes, the borrowing base was further reduced to $50.0 million effective February 14, 2018. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The Revolver matures on November 6, 2019.

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

In connection with the offering of the 2023 First Lien Notes, on February 14, 2018, JEH amended the Revolver to, among other things, (a) permit the issuance of the 2023 First Lien Notes and additional senior secured notes in an aggregate principal amount, together with the notes issued pursuant to this offering, not to exceed $700.0 million, (b) permit the incurrence of liens securing the 2023 First Lien Notes pursuant to the terms of a collateral trust agreement, (c) reduce the borrowing base under the Revolver to $50.0 million and (d) suspend testing of our senior secured leverage ratio until March 31, 2019, as discussed further below. The Company recognized accelerated amortization of debt issuance costs of $3.2 million during the three months ended March 31, 2018 associated with the modification of the Revolver, which is included in interest expenses on the Company’s Consolidated Statement of Operations.

Our borrowing base at March 31, 2018 was $50.0 million, of which $25.0 million was utilized, leaving an unused capacity of $25.0 million, subject to certain limitations.

The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base, which limits the amount of borrowings which may be drawn thereunder. The borrowing base will be re-determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within 90 days.

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of (i) 2.25% to 3.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (ii) 2.75% to 3.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of (x) 1.25% to 2.25% if the Company’s total leverage ratio is less than or equal to 4.00 to 1.00 as of the last day of the previous fiscal quarter or (y) 1.75% to 2.75% if the Company’s total leverage ratio is greater than 4.00 to 1.00 as of the last day of the previous fiscal quarter, in each case based on the level of borrowing base utilization at such time. For the three months ended March 31, 2018, the average interest rate under the Revolver was 4.40% on an average outstanding balance of $125.0 million. For the three months ended March 31, 2017, the average interest rate under the Revolver was 2.59% on an average outstanding balance of $195.2 million.

Total interest and commitment fees under the Revolver were $1.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company recognized accelerated amortization of debt issuance costs of $3.2 million during the three months ended March 31, 2018 associated with the modification of the Revolver due to the issuance of the 2023 First Lien Notes, which was recorded as Interest expense on the Company’s Consolidated Statement of Operations.

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

As of March 31, 2018, our current ratio was approximately 2.24x, as calculated based on the requirements in our indenture. We were in compliance with all terms of our Revolver at March 31, 2018, and we expect to maintain compliance throughout the next twelve months. However, factors including those outside of our control, such as commodity price declines, may prevent us from maintaining compliance with these covenants, at future measurement dates in 2018 and beyond. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as paying off and terminating the Revolver. If an event of default exists under the Revolver, the lenders would be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

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

The following tables summarize our hedging positions as of March 31, 2018:

Hedging Positions

	March 31, 2018
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$49.70	$54.18	$50.53	December 2020
	Net barrels per month	55,000	216,000	107,182
Natural gas swaps	Exercise price	$2.76	$3.10	$2.87	December 2020
	Offset exercise price	$2.83	$2.86	$2.84	December 2018
	Net MMbtu per month	700,000	1,600,000	1,053,939
Natural gas liquids swaps	Exercise price	$22.89	$45.26	$29.87	December 2018
	Barrels per month	130,000	145,000	136,667
Natural gas basis swaps	Exercise price	$(0.50)	$(0.44)	$(0.45)	October 2018
	Net MMbtu per month	800,000	800,000	800,000
Oil collars	Puts (floors)	$45.00	$50.00	$48.52	December 2019
	Calls (ceilings)	$56.60	$61.00	$59.64
	Net barrels per month	65,000	73,000	67,500
Natural gas collars	Puts (floors)	$2.55	$2.55	$2.55	December 2019
	Calls (ceilings)	$3.08	$3.41	$3.19
	Net barrels per month	950,000	1,050,000	990,833

The Company recognized net losses on derivative instruments of $9.0 million for the three months ended March 31, 2018 and net gains on derivative instruments of $22.3 million for the three months ended March 31, 2017.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for an equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially left the underlying production open to fluctuations in market prices prior to the point when the Company began to re-hedge the unhedged production. Based on the original contract terms of these purchased swaps, the gains would have been recognized as the hedge contracts mature in 2018 and 2019. However, during the year ended December 31, 2017, the Company unwound all of its realized 2018 and 2019 hedges. Approximately $20.0 million of such recognized gains were included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.

Offsetting Assets and Liabilities

As of March 31, 2018, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
March 31, 2018
Commodity derivative contracts
Assets	$8,634	$(4,725)	$3,909	$—	$3,909
Liabilities	(50,568)	4,725	(45,843)	—	(45,843)
December 31, 2017
Commodity derivative contracts
Assets	$8,572	$(4,926)	$3,646	$—	$3,646
Liabilities	(50,423)	4,926	(45,497)	—	(45,497)

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

Level 3  Pricing inputs include significant inputs that are generally unobservable from objective sources. The Company classifies natural gas liquid swaps and basis swaps for which future pricing is not readily available as Level 3. The Company obtains estimates from independent third parties for its open positions and subjects those values to the counterparty credit adjustment, as described above.

The financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	March 31, 2018
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$2,893	$(245)	$2,648
Long-term assets	—	1,056	205	1,261
Current liabilities	—	29,595	6,131	35,726
Long-term liabilities	—	8,529	1,588	10,117

(in thousands of dollars)	December 31, 2017
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$3,474	$—	$3,474
Long-term assets	—	56	116	172
Current liabilities	—	28,946	7,763	36,709
Long-term liabilities	—	7,860	928	8,788

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of March 31, 2018:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(5,264)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$27.93 - $44.00 per barrel
Crude oil collars	$(2,455)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel
Natural gas collars	$(40)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$2.55 - $3.41 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the three months ended March 31, 2018. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

The following table summarizes the Company’s commodity derivative contract activity involving Level 3 instruments during the three months ended March 31, 2018:

(in thousands of dollars)
Balance at December 31, 2017, net	$(8,575)
Purchases	—
Settlements	1,824
Transfers to Level 2	—
Transfers to Level 3	—
Changes in fair value	(1,008)
Balance at March 31, 2018, net	$(7,759)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	March 31, 2018		December 31, 2017
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$25,000	$25,000	$211,000	$211,000
2022 Notes	409,148	228,436	409,148	305,404
2023 Notes	150,000	84,344	150,000	114,750
2023 First Lien Notes	450,000	429,062	—	—

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

The fair value of the 2023 First Lien Notes (as defined in Note 6) is based on indicative pricing that is available in the public market. Accordingly, the 2023 First Lien Notes are classified as Level 2 in the valuation hierarchy as the pricing is based on quoted market prices for the debt securities but is not actively traded.

Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and gas property acquired include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. Additionally, fair value is used to determine the inception value of the Company’s ARO. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company’s ARO represent a nonrecurring Level 3 measurement.

9.        Asset Retirement Obligations

A summary of the Company’s Asset Retirement Obligations (“ARO”) for the three months ended March 31, 2018 is as follows:

(in thousands of dollars)
Balance at December 31, 2017	$20,372
Liabilities incurred	89
Accretion of ARO liability	251
Liabilities settled due to sale of related properties	(124)
Liabilities settled due to plugging and abandonment	(54)
Change in estimate	(40)
Total ARO balance at March 31, 2018	20,494
Less: Current portion of ARO	(720)
Total long-term ARO at March 31, 2018	$19,774

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

The following table summarizes information related to the vesting of Management Units as of March 31, 2018:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2017	32,315	$15.00
Granted	—	15.00
Forfeited	—	15.00
Vested	—	15.00
Unvested at March 31, 2018	32,315	$15.00

Stock compensation expense associated with the Management Units was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively,  and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

2013 Omnibus Incentive Plan

Under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), established in conjunction with the Company’s IPO and restated on May 4, 2016 following approval by the Company’s stockholders, the Company has reserved a total of 8,505,313 shares of Class A common stock for non-employee director, consultant, and employee stock-based compensation awards, as adjusted for the effects of the Special Stock Dividend and the preferred stock dividends paid in shares, as described in Note 12 “Stockholders’ and Mezzanine equity”.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of March 31, 2018:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2017	2,762,771	$2.79
Adjustment (1)	52,484	—
Granted	—	—
Forfeited	(136,441)	2.21
Vested	—	—
Unvested at March 31, 2018	2,678,814	$2.76

(1)

Increase of 0.019796 units for each unvested restricted stock unit awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

Stock compensation expense associated with the employee restricted stock unit awards was $0.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of March 31, 2018:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2017	957,178	$3.34
Adjustment (1)	18,953	—
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2018	976,131	$3.27

(1)

Increase of 0.019796 units for each unvested performance share unit awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

Stock compensation expense associated with the performance share unit awards was $0.3 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The Company has outstanding performance unit awards, granted in 2016 and 2017, to certain members of the senior management team of the Company under the LTIP. References to performance unit awards in filings prior to the second quarter of 2016 do not correspond to these newly created performance unit awards. Upon the completion of the applicable three-year performance period, each recipient may vest in a number of performance units. The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.00 to $200.00 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined at award using a Monte Carlo simulation model, as of the grant date, which resulted in an estimated final value upon vesting of $0.3 million and $1.1 million for the awards made in 2017 and 2016, respectively, as adjusted for forfeitures. The fair value measured as of March 31, 2018 was $0.2 million.

Stock compensation expense associated with the performance unit awards was an expense of less than $0.1 million for each of the three months ended March 31, 2018 and 2017 and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of March 31, 2018, unrecognized compensation expense was $0.1 million related to all the performance unit awards, and is subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period, and is expected to be recognized over the remaining weighted average remaining period of 1.2 years.

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

The following table summarizes information related to the total value of the awards to the Board of Directors as of March 31, 2018:

		Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2017	187,419	$2.16
Adjustment (1)	2,478	—
Granted	62,473	1.17
Forfeited	(62,473)	2.16
Vested	(62,473)	1.17
Unvested at March 31, 2018	127,424	$2.12

(1)

Increase of 0.019796 units for each unvested restricted stock awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

Stock compensation expense associated with awards to the members of the Board of Directors was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

11.       Income Taxes

The Company records federal and state income tax liabilities associated with its status as a corporation. The Company recognizes a tax liability on its share of pre-tax book income, exclusive of the non-controlling interest. JEH is not subject to income tax at the federal level and only recognizes Texas franchise tax expense.

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (the “Tax Reform Legislation”), which made significant changes to US federal income tax law, including a reduction of the federal corporate tax rate to 21% effective January 1, 2018. We are required to recognize the effect of a rate change on deferred tax assets and liabilities in the period in which the tax rate change is enacted. Therefore, the rate change enacted by the Tax Reform Legislation resulted in the recognition of a tax benefit along with a benefit from the reduction of the liability under the Tax Receivable Agreement during the year ended December 31, 2017.

The Tax Reform Legislation is a comprehensive bill containing other provisions, such as limitations on the deductibility of interest expense and certain executive compensation, none of which are expected to lead to a material current tax liability at this time. The ultimate impact of Tax Reform Legislation may differ from our estimates due to changes in interpretations and assumptions made by us, as well as additional regulatory guidance that may be issued. The impact on our deferred tax assets and liabilities may be adjusted in future periods, as an adjustment to income tax expense or benefit, in the period in which the final amounts are determined. The Company has not made any further adjustments to its deferred tax assets and liabilities since recording the effects of the tax rate change during the year ended December 31, 2017.

The Company’s effective tax rate was 9.4% and (0.6)% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate increase is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets, which partially offset the tax benefit generated the three months ended March 31, 2018 and fully offset the tax benefit generated during the three months ended March 31, 2017. The effective rate differs from the enacted statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, the valuation allowance recorded against deferred tax assets, and other permanent differences between book and tax accounting.

The Company’s income tax provision was a benefit of $3.0 million and an expense of less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes information related to the allocation of the income tax provision between the controlling and non-controlling interests:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Jones Energy, Inc.	$(2,978)	$14
Non-controlling interest	(14)	7
Income tax provision (benefit)	$(2,992)	$21

The Company had deferred tax assets for its federal and state net operating loss carry forwards at March 31, 2018. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018, we have a valuation allowance of $14.3 million as a result of management’s assessment of the realizability of federal and state deferred tax assets.

Internal Revenue Code ("IRC") Section 382 addresses corporate shareholder changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change as defined under the IRC. The Company experienced an ownership change within the meaning of IRC Section 382 during the third quarter of 2017 that will subject a portion of the Company’s net operating loss carryforwards and other tax attributes to an IRC Section 382 limitation in future periods.

The Internal Revenue Service has completed its examination of the 2013 federal partnership income tax return for JEH with no changes.

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

The TRA liability is recorded based upon the projected tax savings at the time of an exchange. As a result of the Tax Reform Legislation, the amount of the TRA liability was remeasured to reflect the reduction of the federal corporate tax rate from 35% to 21% during the year ended December 31, 2017.

The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. As of March 31, 2018 and December 31, 2017, the Company had a gross TRA liability of $68.3 million and $69.9 million, respectively. As a result of the valuation allowance recorded against the Company’s deferred tax assets associated with prior exchanges, the TRA liability was reduced, as the payment of the TRA liability is dependent on the realizability of the associated deferred tax assets. As of March 31, 2018 and December 31, 2017, the amount of the TRA liability was reduced by $12.2 million and $8.7 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of March 31, 2018 and December 31, 2017, the Company had recorded a net TRA liability of $56.1 million and $61.2 million, respectively, for the estimated payments that will be made to the Class B shareholders who have exchanged shares, after adjusting for the TRA liability reduction, along with corresponding deferred tax assets, net of valuation allowances, of $66.3 million and $72.3 million, respectively, as a result of the increase in tax basis from such shares exchanged by current and former Class B shareholders.

The Company made a payment of $1.6 million of the TRA liability with respect to cash savings that the Company realized on its 2016 tax return as a result of tax attributes arising from prior exchanges during the first quarter of 2018. The Company does not anticipate it will realize cash savings on its 2017 tax return as a result of tax attributes arising from prior exchanges, and therefore does not anticipate a payment under the TRA for the 2017 tax year.

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

JEH does not project to generate taxable income for the 2018 tax year and did not generate taxable income for the 2017 tax year and therefore did not make quarterly tax distributions to its unitholders during the three months ended March 31, 2018 or during 2017 with respect to the 2018 or 2017 tax years.

A Special Committee of the Board of Directors comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions during the three months ended March 31, 2017 of $1.7 million (including distributions to us) to its unitholders towards its total 2016 projected tax distribution obligation. Distributions during 2017 were made pro-rata to all members of JEH, and included a $1.1 million payment to the Company and a $0.6 million payment to JEH unitholders other than the Company.

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

The Company used the net proceeds from sales under the Equity Distribution Agreement for general corporate purposes. At March 31, 2018, approximately $62.2 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

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

A summary of the Company’s Mezzanine equity for the three months ended March 31, 2018 is as follows:

(in thousands of dollars)
Mezzanine equity at December 31, 2017	$89,539
Dividends on preferred stock, net	—
Accretion on preferred stock	128
Change in estimate due to settlements	—
Mezzanine equity at March 31, 2018	$89,667

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

On January 11, 2018, the Company’s Board of Directors declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On February 15, 2018, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date This dividend was for the period beginning on the last payment date of November 15, 2017 through February 14, 2018 to shareholders of record as of February 1, 2018.

On April 17, 2018, the Company’s Board of Directors declared a contingent quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. See Note 16 “Subsequent Events,” in the Notes to Consolidated Financial Statements for further discussion.

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

13.      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of non-vested shares are considered outstanding as of   the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three months ended March 31, 2018, 2,678,814 restricted stock units, 976,131 performance share units, and 31,405,587 shares from the convertible Series A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect. For the three months ended March 31, 2017, 1,385,065 restricted stock units, 942,073 performance share units, and 31,405,672 shares from the convertible Series A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the periods presented:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Income (numerator):
Net income (loss) attributable to controlling interests	$(25,361)	$(1,387)
Less: Dividends and accretion on preferred stock	(1,968)	(2,027)
Net income (loss) attributable to common shareholder	$(27,329)	$(3,414)
Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	91,064	62,197
Weighted-average number of shares of Class A common stock - diluted	91,064	62,197
Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.30)	$(0.05)
Diluted - Net income (loss) attributable to common shareholders	$(0.30)	$(0.05)

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

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. The Company amortized $0.4 million and $0.5 million, respectively, of the deferred revenue balance during the three months ended March 31, 2018 and 2017. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of $15.0 million Monarch equity interests to JEH, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company’s chief executive officer and chairman of the Board of Directors and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers, including Mike McConnell and Robert Brooks. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Jonny Jones and Mike McConnell. As of March 31, 2018, equity interests in Monarch of $0.3 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the three months ended March 31, 2018, equity interests of $0.1 million were distributed to management under the incentive plan. The Company recognized expense of $0.1 million during the three months ended March 31, 2018 in connection with the incentive plan.

In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $0.5 million for the three months ended March 31, 2018 associated with the approximately 0.2 MMBoe of oil production transported under the agreement. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third parties, after passing through the gathering and transportation system. The audit committee of the Board of Directors reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

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

Purchases of Senior Secured First Lien Notes

On February 14, 2018, Jones Energy Holdings, LLC and Jones Energy Finance Corp. issued $450.0 million 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended, at an offering price equal to 97.526% of par. One or more affiliates of Q Investments, an affiliate of one of our principal stockholders and an affiliate of the employer of Scott McCarty, one of our directors, purchased an aggregate of $45.0 million of the 2023 First Lien Notes at the issue price.

Letter Agreement with Q Investments

On February 5, 2018, in connection with the appointment of Scott McCarty to the Board, an affiliate of Q Investments delivered an Acknowledgement and Stipulation pursuant to which Q Investments and its affiliates agreed not to (i) effect, seek or propose (whether publicly or otherwise) to effect or participate in any solicitation of proxies or consents to vote any securities of the Company or any of its subsidiaries, including soliciting consents or taking other action with respect to calling of a special meeting of the stockholders of the Company or any of its subsidiaries or engaging in a withhold vote campaign and (ii) otherwise act, alone or in concert with others, to seek representation on the Board or any governing body of a subsidiary of the Company. The obligations set forth above remain in effect until the day following the Annual Meeting.

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

16.      Subsequent Events

Preferred Stock Dividend Declared

On April 17, 2018, the Company’s Board of Directors declared a contingent quarterly dividend per share equal to 8.0% on an annualized basis based on the liquidation preference of $50.00 per share, or $1.00 per share, on the Series A preferred stock.  If paid, the dividend will be paid using the Company’s Class A common stock.  The price per share of the Class A common stock used to determine the number of shares to be issued (the “Dividend Valuation Price”) will be equal to 95% of the average volume-weighted average price per share for each day during the five consecutive day trading period ending immediately prior to the payment date. This contingent dividend is for the period beginning on the last payment date of February 15, 2018 through May 14, 2018 and, subject to the contingency described below, will be payable on May 15, 2018 to shareholders of record as of May 1, 2018. The Company is currently prohibited from paying cash dividends on the Series A preferred stock under the terms of its indebtedness. In order for the Company to pay the dividend in full in accordance with the terms of the Series A preferred stock, the Dividend Valuation Price must be at or above $0.76, as specified in the Certificate of Designations for the Series A preferred stock (the “Floor Price”). If the Dividend Valuation Price is below the Floor Price, the Series A preferred stock dividend payable on May 15, 2018 will not be paid by the

Company and the right to receive those dividends will accrue for holders of Series A preferred stock. Future Preferred Stock dividend payments will be evaluated on a quarterly basis.

Changes in Senior Management

On April 17, 2018, the Company announced several changes to its senior management. Jonny Jones, the Chief Executive Officer of the Company, and Mike S. McConnell, the President of the Company, were terminated, effective immediately. Mr. Jones will continue to serve as Chairman of the Board, and Mr. McConnell will continue to serve as a member of the Board.

Also on April 17, 2018, the Company announced the appointment of Jeff Tanner as Chief Operating Officer. Mr. Tanner will also serve as the Interim Chief Executive Officer of the Company until a successor is appointed by the Board.

New Subsidiary Guarantor

On April 20, 2018, JEH, Jones Energy Finance Corp. and Nosley Midstream, LLC entered into a First Supplemental Indenture to the Indenture governing the 2023 First Lien Notes to, among other things, add Nosley Midstream, LLC as a subsidiary guarantor thereunder.

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

During the preparation of the condensed consolidating financial information of Jones Energy, Inc. and Subsidiaries in the second quarter of 2017, it was determined that the Issuer Equity interest in income (loss) and the related Eliminations for the three months ended March 31, 2017 as filed in the Company’s first quarter 2017 Form 10-Q were improperly calculated and understated by $2.1 million. In addition, it was determined that the Issuer Adjustments to reconcile net income (loss) to net cash provided by operating activities and the related Eliminations for the three months ended March 31, 2017 as filed in the Company’s first quarter 2017 Form 10-Q was improperly calculated and overstated by $2.1 million.

The errors, which the Company has determined are not material to this disclosure, had no impact on the total assets of the Parent or the Guarantor Subsidiaries and are eliminated upon consolidation, and therefore have no impact on the Company’s consolidated financial condition, results of operations or cash flows.

The Company has revised the Condensed Consolidating Income Statements for the Issuer and Eliminations for the three months ended March 31, 2017 and the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017 to correct for these errors.

Jones Energy, Inc.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2018

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,597	$206,380	$21,089	$20	$—	$231,086
Accounts receivable, net
Oil and gas sales	—	—	35,696	—	—	35,696
Joint interest owners	—	—	40,681	—	—	40,681
Other	—	—	1,066	—	—	1,066
Commodity derivative assets	—	2,648	—	—	—	2,648
Other current assets	1,866	179	4,672	—	—	6,717
Intercompany receivable	388,717	1,167,222	—	—	(1,555,939)	—
Total current assets	394,180	1,376,429	103,204	20	(1,555,939)	317,894
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,617,660	—	—	1,617,660
Other property, plant and equipment, net	—	—	1,969	504	—	2,473
Commodity derivative assets	—	1,261	—	—	—	1,261
Other assets	—	823	1,072	—	—	1,895
Investment in subsidiaries	207,224	112,789	—	—	(320,013)	—
Total assets	$601,404	$1,491,302	$1,723,905	$524	$(1,875,952)	$1,941,183
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$3,504	$66,202	$—	$—	$69,706
Oil and gas sales payable	—	—	41,928	—	—	41,928
Accrued liabilities	—	21,317	15,550	—	—	36,867
Commodity derivative liabilities	—	35,726	—	—	—	35,726
Other current liabilities	—	1,723	1,872	—	—	3,595
Intercompany payable	—	—	1,552,800	3,139	(1,555,939)	—
Total current liabilities	—	62,270	1,678,352	3,139	(1,555,939)	187,822
Long-term debt	—	1,002,074	—	—	—	1,002,074
Deferred revenue	—	5,082	—	—	—	5,082
Commodity derivative liabilities	—	10,117	—	—	—	10,117
Asset retirement obligations	—	—	19,774	—	—	19,774
Liability under tax receivable agreement	56,114	—	—	—	—	56,114
Other liabilities	—	83	810	—	—	893
Deferred tax liabilities	10,061	1,227	—	—	—	11,288
Total liabilities	66,175	1,080,853	1,698,936	3,139	(1,555,939)	1,293,164
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at March 31, 2018	89,667	—	—	—	—	89,667
Stockholders’/ members' equity (deficit)
Members' equity	—	410,449	24,969	(2,615)	(432,803)	—
Class A common stock, $0.001 par value; 92,052,897 shares issued and 92,030,295 shares outstanding at March 31, 2018	92	—	—	—	—	92
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at March 31, 2018	10	—	—	—	—	10
Treasury stock, at cost: 22,602 shares at March 31, 2018	(358)	—	—	—	—	(358)
Additional paid-in-capital	609,421	—	—	—	—	609,421
Retained earnings (deficit)	(163,603)	—	—	—	—	(163,603)
Stockholders' equity (deficit)	445,562	410,449	24,969	(2,615)	(432,803)	445,562
Non-controlling interest	—	—	—	—	112,790	112,790
Total stockholders’ equity	445,562	410,449	24,969	(2,615)	(320,013)	558,352
Total liabilities and stockholders’ equity	$601,404	$1,491,302	$1,723,905	$524	$(1,875,952)	$1,941,183

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$5,248	$1,180	$13,024	$20	$—	$19,472
Accounts receivable, net
Oil and gas sales	—	—	34,492	—	—	34,492
Joint interest owners	—	—	31,651	—	—	31,651
Other	—	—	1,236	—	—	1,236
Commodity derivative assets	—	3,474	—	—	—	3,474
Other current assets	1,866	358	12,152	—	—	14,376
Intercompany receivable	383,849	1,146,647	—	—	(1,530,496)	—
Total current assets	390,963	1,151,659	92,555	20	(1,530,496)	104,701
Oil and gas properties, net, at cost under the successful efforts method	—	—	1,597,040	—	—	1,597,040
Other property, plant and equipment, net	—	—	2,192	527	—	2,719
Commodity derivative assets	—	172	—	—	—	172
Other assets	—	4,427	1,004	—	—	5,431
Investment in subsidiaries	242,617	116,349	—	—	(358,966)	—
Total assets	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$138	$247	$72,278	$—	$—	$72,663
Oil and gas sales payable	—	—	31,462	—	—	31,462
Accrued liabilities	62	11,363	10,172	7	—	21,604
Commodity derivative liabilities	—	36,709	—	—	—	36,709
Other current liabilities	1,606	1,723	720	—	—	4,049
Intercompany payable	—	—	1,527,418	3,078	(1,530,496)	—
Total current liabilities	1,806	50,042	1,642,050	3,085	(1,530,496)	166,487
Long-term debt	—	759,316	—	—	—	759,316
Deferred revenue	—	5,457	—	—	—	5,457
Commodity derivative liabilities	—	8,788	—	—	—	8,788
Asset retirement obligations	—	—	19,652	—	—	19,652
Liability under tax receivable agreement	59,596	—	—	—	—	59,596
Other liabilities	—	68	743	—	—	811
Deferred tax liabilities	12,852	1,429	—	—	—	14,281
Total liabilities	74,254	825,100	1,662,445	3,085	(1,530,496)	1,034,388
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,840,000 shares issued and outstanding at December 31, 2017	89,539	—	—	—	—	89,539
Stockholders’/ members' equity (deficit)
Members' equity	—	447,507	30,346	(2,538)	(475,315)	—
Class A common stock, $0.001 par value; 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017	90	—	—	—	—	90
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at December 31, 2017	10	—	—	—	—	10
Treasury stock, at cost: 22,602 shares at December 31, 2017	(358)	—	—	—	—	(358)
Additional paid-in-capital	606,319	—	—	—	—	606,319
Retained earnings (deficit)	(136,274)	—	—	—	—	(136,274)
Stockholders' equity (deficit)	469,787	447,507	30,346	(2,538)	(475,315)	469,787
Non-controlling interest	—	—	—	—	116,349	116,349
Total stockholders’ equity	469,787	447,507	30,346	(2,538)	(358,966)	586,136
Total liabilities and stockholders’ equity	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2018

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$58,138	$—	$—	$58,138
Other revenues	—	374	(1,023)	—	—	(649)
Total operating revenues	—	374	57,115	—	—	57,489
Operating costs and expenses
Lease operating	—	—	10,229	—	—	10,229
Production and ad valorem taxes	—	—	2,751	—	—	2,751
Transportation and processing costs	—	—	706	—	—	706
Exploration	—	—	3,299	—	—	3,299
Depletion, depreciation and amortization	—	—	41,418	23	—	41,441
Accretion of ARO liability	—	—	251	—	—	251
General and administrative	—	3,207	4,309	54	—	7,570
Total operating expenses	—	3,207	62,963	77	—	66,247
Operating income (loss)	—	(2,833)	(5,848)	(77)	—	(8,758)
Other income (expense)
Interest expense	—	(21,619)	(243)	—	—	(21,862)
Net gain (loss) on commodity derivatives	—	(9,022)	—	—	—	(9,022)
Other income (expense)	3,482	(25)	4,273	—	—	7,730
Other income (expense), net	3,482	(30,666)	4,030	—	—	(23,154)
Income (loss) before income tax	3,482	(33,499)	(1,818)	(77)	—	(31,912)
Equity interest in income (loss)	(31,634)	(3,760)	—	—	35,394	—
Income tax provision (benefit)	(2,791)	(201)	—	—	—	(2,992)
Net income (loss)	(25,361)	(37,058)	(1,818)	(77)	35,394	(28,920)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(3,559)	(3,559)
Net income (loss) attributable to controlling interests	$(25,361)	$(37,058)	$(1,818)	$(77)	$38,953	$(25,361)
Dividends and accretion on preferred stock	(1,968)	—	—	—	—	(1,968)
Net income (loss) attributable to common shareholders	$(27,329)	$(37,058)	$(1,818)	$(77)	$38,953	$(27,329)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$40,677	$—	$—	$40,677
Other revenues	—	458	98	—	—	556
Total operating revenues	—	458	40,775	—	—	41,233
Operating costs and expenses
Lease operating	—	—	8,806	—	—	8,806
Production and ad valorem taxes	—	—	(906)	—	—	(906)
Exploration	—	—	2,944	—	—	2,944
Depletion, depreciation and amortization	—	—	35,631	23	—	35,654
Accretion of ARO liability	—	—	201	—	—	201
General and administrative	—	2,993	5,004	44	—	8,041
Total operating expenses	—	2,993	51,680	67	—	54,740
Operating income (loss)	—	(2,535)	(10,905)	(67)	—	(13,507)
Other income (expense)
Interest expense	—	(12,814)	(73)	—	—	(12,887)
Net gain (loss) on commodity derivatives	—	22,320	—	—	—	22,320
Other income (expense)	668	(24)	(64)	—	—	580
Other income (expense), net	668	9,482	(137)	—	—	10,013
Income (loss) before income tax	668	6,947	(11,042)	(67)	—	(3,494)
Equity interest in income (loss)	(2,055)	(2,107)	—	—	4,162	—
Income tax provision (benefit)	—	21	—	—	—	21
Net income (loss)	(1,387)	4,819	(11,042)	(67)	4,162	(3,515)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(2,128)	(2,128)
Net income (loss) attributable to controlling interests	$(1,387)	$4,819	$(11,042)	$(67)	$6,290	$(1,387)
Dividends and accretion on preferred stock	(2,027)	—	—	—	—	(2,027)
Net income (loss) attributable to common shareholders	$(3,414)	$4,819	$(11,042)	$(67)	$6,290	$(3,414)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2018

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(25,361)	$(37,058)	$(1,818)	$(77)	$35,394	$(28,920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	23,710	7,698	72,413	77	(35,394)	68,504
Net cash (used in) / provided by operations	(1,651)	(29,360)	70,595	—	—	39,584
Cash flows from investing activities
Additions to oil and gas properties	—	—	(70,202)	—	—	(70,202)
Proceeds from sales of assets	—	—	7,703	—	—	7,703
Acquisition of other property, plant and equipment	—	—	(31)	—	—	(31)
Current period settlements of matured derivative contracts	—	(10,262)	—	—	—	(10,262)
Net cash (used in) / provided by investing	—	(10,262)	(62,530)	—	—	(72,792)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	20,000	—	—	—	20,000
Repayment of long-term debt	—	(206,000)	—	—	—	(206,000)
Proceeds from senior notes	—	438,867	—	—	—	438,867
Payment of debt issuance costs	—	(7,979)	—	—	—	(7,979)
Net payments for share based compensation	—	(66)	—	—	—	(66)
Net cash (used in) / provided by financing	—	244,822	—	—	—	244,822
Net increase (decrease) in cash and cash equivalents	(1,651)	205,200	8,065	—	—	211,614
Cash and cash equivalents
Beginning of period	5,248	1,180	13,024	20	—	19,472
End of period	$3,597	$206,380	$21,089	$20	$—	$231,086

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2017

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(1,387)	$4,819	$(11,042)	$(67)	$4,162	$(3,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(23,060)	(9,741)	53,994	67	(4,162)	17,098
Net cash (used in) / provided by operations	(24,447)	(4,922)	42,952	—	—	13,583
Cash flows from investing activities
Additions to oil and gas properties	—	—	(47,110)	—	—	(47,110)
Net adjustments to purchase price of properties acquired	—	—	2,391	—	—	2,391
Proceeds from sales of assets	—	—	144	—	—	144
Acquisition of other property, plant and equipment	—	—	(192)	—	—	(192)
Current period settlements of matured derivative contracts	—	27,854	—	—	—	27,854
Net cash (used in) / provided by investing	—	27,854	(44,767)	—	—	(16,913)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	30,000	—	—	—	30,000
Repayment under long-term debt	—	(53,000)	—	—	—	(53,000)
Payment of dividends on preferred stock	(1,840)	—	—	—	—	(1,840)
Net distributions paid to JEH unitholders	1,075	(1,637)	—	—	—	(562)
Net payments for share based compensation	—	(31)	—	—	—	(31)
Proceeds from sale of common stock	2,829	—	—	—	—	2,829
Net cash (used in) / provided by financing	2,064	(24,668)	—	—	—	(22,604)
Net increase (decrease) in cash	(22,383)	(1,736)	(1,815)	—	—	(25,934)
Cash
Beginning of period	27,164	1,975	5,483	20	—	34,642
End of period	$4,781	$239	$3,668	$20	$—	$8,708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2018. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Oklahoma and Texas. Our Chairman of the Board, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown by leveraging our focus on low-cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko Basin, having concentrated our operations there for over 25 years. We have drilled over 940 total wells as operator, including nearly 770 horizontal wells, since our formation. Our operations are focused on horizontal drilling within two distinct areas in Oklahoma and Texas:

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

First Quarter and Year-to-Date 2018 Highlights:

•	Net loss for the first quarter of 2018 of $28.9 million, or a loss of $0.30 per share, non-GAAP adjusted net loss of $30.3 million, or $0.32 per share, and EBITDAX of $29.8 million.

•	Management and the Board of Directors are reevaluating the Company’s financial, operating and drilling plans for 2018 and beyond.

Changes in Senior Management

On April 17, 2018, the Company announced several changes to its senior management. Jonny Jones, the Chief Executive Officer of the Company, and Mike S. McConnell, the President of the Company, were terminated, effective immediately. Mr. Jones will continue to serve as Chairman of the Board, and Mr. McConnell will continue to serve as a member of the Board. Further on April 17, 2018, the Company announced the appointment of Jeff Tanner as Chief Operating Officer. Mr. Tanner will also serve as the Interim Chief Executive Officer of the Company until a successor is appointed by the Board. See Note 16 “Subsequent Events,” in the Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth selected financial data of Jones Energy, Inc. for the periods indicated.

(in thousands of dollars except for	Three Months Ended March 31,
production, sales price and average cost data)	2018	2017	Change
Revenues:
Oil	$36,677	$18,267	$18,410
Natural gas	8,187	11,427	(3,240)
NGLs	13,274	10,983	2,291
Total oil and gas	58,138	40,677	17,461
Other	(649)	556	(1,205)
Total operating revenues	57,489	41,233	16,256
Costs and expenses:
Lease operating	10,229	8,806	1,423
Production and ad valorem taxes	2,751	(906)	3,657
Transportation and processing costs	706	—	706
Exploration	3,299	2,944	355
Depletion, depreciation and amortization	41,441	35,654	5,787
Accretion of ARO liability	251	201	50
General and administrative	7,570	8,041	(471)
Total costs and expenses	66,247	54,740	11,507
Operating income (loss)	(8,758)	(13,507)	4,749
Other income (expenses):
Interest expense	(21,862)	(12,887)	(8,975)
Net gain (loss) on commodity derivatives	(9,022)	22,320	(31,342)
Other income/(expense)	7,730	580	7,150
Total other income (expense)	(23,154)	10,013	(33,167)
Income (loss) before income tax	(31,912)	(3,494)	(28,418)
Income tax provision (benefit)	(2,992)	21	(3,013)
Net income (loss)	(28,920)	(3,515)	(25,405)
Net income (loss) attributable to non-controlling interests	(3,559)	(2,128)	(1,431)
Net income (loss) attributable to controlling interests	$(25,361)	$(1,387)	$(23,974)
Dividends and accretion on preferred stock	(1,968)	(2,027)	59
Net income (loss) attributable to common shareholders	$(27,329)	$(3,414)	$(23,915)

Net production volumes:
Oil (MBbls)	601	385	216
Natural gas (MMcf)	4,907	4,655	252
NGLs (MBbls)	579	538	41
Total (MBoe)	1,998	1,699	299
Average net (Boe/d)	22,200	18,878	3,322
Average sales price, unhedged:
Oil (per Bbl), unhedged	$61.03	$47.45	$13.58
Natural gas (per Mcf), unhedged	1.67	2.45	(0.78)
NGLs (per Bbl), unhedged	22.93	20.41	2.52
Combined (per Boe), unhedged	29.10	23.94	5.16
Average sales price, hedged:
Oil (per Bbl), hedged	$51.38	$111.33	$(59.95)
Natural gas (per Mcf), hedged	1.82	3.60	(1.78)
NGLs (per Bbl), hedged	16.24	13.76	2.48
Combined (per Boe), hedged	24.62	39.44	(14.82)
Average costs (per BOE):
Lease operating	$5.12	$5.18	$(0.06)
Production and ad valorem taxes	1.38	(0.53)	1.91
Depletion, depreciation and amortization	20.74	20.99	(0.25)
General and administrative	3.79	4.73	(0.94)

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Reconciliation of net income to EBITDAX
Net income (loss)	$(28,920)	$(3,515)
Interest expense	21,862	12,887
Exploration expense	3,299	2,944
Income taxes	(2,992)	21
Depreciation and depletion	41,441	35,654
Accretion of ARO liability	251	201
Change in TRA liability	(3,482)	(668)
Other non-cash charges	351	41
Stock compensation expense	1,330	1,972
Deferred and other non-cash compensation expense	77	136
Net (gain) loss on derivative contracts	9,022	(22,320)
Current period settlements of matured derivative contracts	(8,940)	26,332
Amortization of deferred revenue	(374)	(458)
(Gain) loss on sale of assets	(3,124)	64
Financing expenses and other loan fees	25	24
EBITDAX	$29,826	$53,315

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

The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended March 31,
(in thousands except per share data)	2018	2017
Net income (loss)	$(28,920)	$(3,515)
Net (gain) loss on derivative contracts	9,022	(22,320)
Current period settlements of matured derivative contracts	(8,940)	26,332
Exploration	3,299	2,944
Non-cash stock compensation expense	1,330	1,972
Deferred and other non-cash compensation expense	77	136
Financing expenses	3,247	—
Tax impact of adjusting items (1)	(1,864)	(1,877)
Change in TRA liability	(3,482)	(668)
Change in valuation allowance	(4,096)	912
Adjusted net income (loss)	(30,327)	3,916
Adjusted net income (loss) attributable to non-controlling interests	(2,787)	973
Adjusted net income (loss) attributable to controlling interests	(27,540)	2,943
Dividends and accretion on preferred stock	(1,968)	(2,027)
Adjusted net income (loss) attributable to common shareholders	$(29,508)	$916

Earnings per share (basic and diluted):	$(0.30)	$(0.05)
Net (gain) loss on derivative contracts	0.09	(0.24)
Current period settlements of matured derivative contracts	(0.09)	0.28
Exploration	0.03	0.03
Non-cash stock compensation expense	0.01	0.02
Deferred and other non-cash compensation expense	—	—
Financing expenses	0.03	—
Tax impact of adjusting items (1)	(0.02)	(0.03)
Change in TRA liability	(0.03)	(0.01)
Change in valuation allowance	(0.04)	0.01
Adjusted earnings per share (basic and diluted)	$(0.32)	$0.01

Weighted average Class A shares outstanding:
Basic	91,064	62,197
Diluted	91,064	62,197
Effective tax rate on net income (loss) attributable to controlling interests	19.9%	37.6%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

Operating revenues

Oil and gas sales. Oil and gas sales increased $17.4 million, or 42.8%, to $58.1 million for the three months ended March 31, 2018, as compared to $40.7 million for the three months ended March 31, 2017. The increase was attributable to the increase in production volumes ($14.5 million) and the increase in commodity prices ($2.9 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $47.45 per Bbl for the three months ended March 31, 2017 to $61.03 per Bbl for the three months ended March 31, 2018, or 28.6%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $2.45 per Mcf for the three months ended March 31, 2017 to $1.67 per Mcf for the three months ended March 31, 2018, or 31.8%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $20.41 per Bbl for the three months ended March 31, 2017 to $22.93 per Bbl for the three months ended March 31, 2018, or 12.3%. Average daily production increased 17.6% to 22,200 Boe per day for the three months ended March 31, 2018 as compared to 18,878 Boe per day for the three months ended March 31, 2017.

Costs and expenses

Lease operating. Lease operating expenses increased by $1.4 million, or 15.9%, to $10.2 million for the three months ended March 31, 2018, as compared to $8.8 million for the three months ended March 31, 2017. The increase in lease operating expenses is primarily attributable to the increase in number of producing wells, specifically as a result of our continued drilling program in the Merge. On a per unit basis, lease operating expenses decreased $0.06 per Boe, or 1.2%, from $5.18 per Boe in the three months ended March 31, 2017 to $5.12 per Boe in the three months ended March 31, 2018.

Production and ad valorem taxes. Production and ad valorem taxes increased by $3.7 million to an expense of $2.8 million for the three months ended March 31, 2018, as compared to an income position of $0.9 million for the three months ended March 31, 2017. During 2017, the Company's applications for High-Cost Gas Incentive refunds and Low-Producing Gas Incentive refunds in Texas were approved for qualified wells on which taxes were initially paid between October 2012 and April 2017. The Company received net production tax refunds of $3.3 million during the three months ended March 31, 2017, which were recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. No such refunds were received during the first quarter of 2018. Production taxes, excluding the impact of these refunds, increased from $1.9 million for the three months ended March 31, 2017 to $2.2 million for the three months ended March 31, 2018. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Additionally, estimated ad valorem taxes increased $0.1 million, from $0.5 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018. The average effective rate excluding the impact of ad valorem taxes increased from an income position of 3.5% for the three months ended March 31, 2017 to an expense of 3.8% for the three months ended March 31, 2018.

Exploration. Exploration expense increased from $2.9 million for the three months ended March 31, 2017 to $3.3 million for the three months ended March 31, 2018. The Company recognized charges for lease abandonment of $0.6 million during the three months ended March 31, 2018 as compared to $1.6 million during the three months ended March 31, 2017, relating to certain leases that the Company decided during the respective three-month period not to develop and to let lapse. Spending during 2018 primarily related to geological data and seismic processing associated with unproved acreage, focused mainly in the Eastern Anadarko Basin. No exploratory wells resulted in exploration expense during the three months ended March 31 of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $5.7 million, or 16.0%, to $41.4 million for the three months ended March 31, 2018, as compared to $35.7 million for the three months ended March 31, 2017. The increase was primarily the result of capital spending related to our continued drilling program in the Merge area. On a per unit basis, depletion expense decreased $0.25 per Boe or 1.2% from $20.99 per Boe for the three months ended March 31, 2017 to $20.74 per Boe for the three months ended March 31, 2018.

General and administrative. General and administrative expenses decreased by $0.4 million, or 5.0%, to $7.6 million for the three months ended March 31, 2018, as compared to $8.0 million for the three months ended March 31, 2017. The decrease was driven by a reduction in non-cash compensation expense. Non-cash compensation expense decreased $0.7 million, from $2.1 million for the three months ended March 31, 2017 to $1.4 million for the three months ended March 31, 2018. On a per unit basis, general and administrative expenses, excluding all non-cash items, decreased from $3.46 per Boe for the three months ended March 31, 2017 to $2.91 per Boe for the three months ended March 31, 2018.

Interest expense. Interest expense increased by $9.0 million, or 69.8%, to $21.9 million for the three months ended March 31, 2018, as compared to $12.9 million for the three months ended March 31, 2017. The increase was driven by the issuance of the 2023 First Lien Notes on February 14, 2018. From the date of issuance to March 31, 2018 the 2023 First Lien Notes bore interest at a weighted average rate of 9.25% on an average outstanding balance of $450.0 million. Additionally, the Company recognized accelerated amortization of debt issuance costs of $3.2 million during the three months ended March 31, 2018 associated with the modification of the Revolver due to the issuance of the 2023 First Lien Notes. See Note 5, “Long-Term Debt,” for further details. During the three months ended March 31, 2018, borrowings under the Revolver, the 2022 Notes, and the 2023 Notes bore interest at a weighted average rate of 4.40%, 6.75%, and 9.25%, respectively. Average outstanding balances for the three months ended March 31, 2018 were $125.0 million, $409.1 million, $150.0 million under the Revolver, the 2022 Notes, and the 2023 Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net loss of $9.0 million for the three months ended March 31, 2018, as compared to a net gain of $22.3 million for the three months ended March 31, 2017. The loss was primarily driven by a higher average crude oil price ($62.91 per barrel) for the three months ended March 31, 2018, as compared to the crude oil price as of December 31, 2017 ($60.46 per barrel).

Other income (expense). Other income (expense) for the three months ended March 31, 2018 was net income of $7.7 million, as compared to net income of $0.6 million for the three months ended March 31, 2017. Other income (expense) during the three months ended March 31, 2018 primarily related to an increase in the TRA valuation allowance which resulted in income of $3.5 million. Additionally, the Company recognized a gain on the sale of non-core assets.

Income taxes. The provision for federal and state income taxes for the three months ended March 31, 2018 was a benefit of $3.0 million resulting in an 9.4% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to an expense of less than $0.1 million resulting in a (0.6)% effective tax rate as a percentage of our pre-tax book income for the three months ended March 31, 2017. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. For the three months ended March 31, 2018, the Company recorded its provision using the 21% federal tax rate enacted by the Tax Reform Legislation The effective tax rate increase is primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets, which partially offset the tax benefit generated the three months ended March 31, 2018 and fully offset the tax benefit generated during the three months ended March 31, 2017. See Note 11, “Income Taxes,” for further details.

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

Our balance sheet at March 31, 2018 reflects a substantial cash position as a result of the issuance of the 2023 First Lien Notes. We intend to use this cash balance, together with the limited borrowing capacity under our Revolver, to meet future financial obligations, planned capital expenditure activities and liquidity requirements. We have historically maintained a negative working capital balance, and if the cash on our balance sheet is fully utilized, we expect to maintain a negative working capital balance in the future.

Availability under the Revolver is subject to a borrowing base, as well as financial covenants. Our borrowing base at March 31, 2018 was $50.0 million, of which $25.0 million was utilized, leaving an unused capacity of $25.0 million, subject to certain limitations. The borrowing base will be re-determined at least semi-annually on or about April 1 and October 1 of each year, with such re-determination based primarily on reserve reports using lender commodity price expectations at such time. Any reduction in the borrowing base will reduce our liquidity, and, if the reduction results in the outstanding amount under our Revolver exceeding the borrowing base, we will be required to repay the deficiency within 90 days. The financial covenants may further constrain our ability to borrow under our Revolver.

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

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Net cash provided by operating activities	$39,584	$13,583
Net cash (used in) investing activities	(72,792)	(16,913)
Net cash provided by / (used in) financing activities	244,822	(22,604)
Net increase (decrease) in cash	$211,614	$(25,934)

Cash flow provided by operating activities

Net cash provided by operating activities was $39.6 million during the three months ended March 31, 2018 as compared to $13.6 million during the three months ended March 31, 2017. The increase in operating cash flows was primarily due to the $17.4 million increase in oil and gas revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily driven by the increase in production volumes, as well as commodity prices.

Cash flow (used in) investing activities

Net cash used in investing activities was $72.8 million during the three months ended March 31, 2018 as compared to $16.9 million during the three months ended March 31, 2017. The decrease in investing cash flow was primarily driven by a reduction in current period settlements of matured derivative contracts ($38.1 million).  Additionally, capital spend related to our continued drilling program increased year-over-year ($23.1 million) further decreased investing cash flows.

Cash flow provided by / (used in) financing activities

Net cash provided by / (used in) financing activities was cash provided of $244.8 million during the three months ended March 31, 2018 as compared to cash used of $22.6 million during the three months ended March 31, 2017. The increase in financing cash flows was primarily due to the issuance of the 2023 First Lien Notes on February 14, 2018. Upon issuance, the Company received proceeds of $438.9 million. The Company used the proceeds from the offering to repay $206.0 million of the outstanding borrowings under the Revolver.

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

There have been no other material changes in our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as with the unaudited consolidated financial statements and notes included in this Quarterly Report.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile. Taking into consideration the business environment in which we operate, we continually review our oil and gas properties for indicators of potential impairment on an undiscounted basis. No such indicators were present at March 31, 2018.

Our revenues and net income are sensitive to crude oil, NGL and natural gas prices which have been and are expected to continue to be highly volatile. The recent volatility in crude oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. Although we are unable to predict future commodity prices, a prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserves. The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the prices used for our December 31, 2017 Reserve Report had been replaced with the unweighted arithmetic average of the first-day-of-the-month prices for the applicable commodity for the trailing twelve-month period ended March 31,

2018 (without regard to our commodity derivative positions and without assuming any change in development plans, costs, or other variables), then estimated proved reserves volumes as of December 31, 2017 would have increased by approximately 0.2%. The use of this pricing example is for illustration purposes only and does not indicate management’s view on future commodity prices, costs or other variables, or represent a forecast or estimate of the actual amount by which our proved reserves may fluctuate when a full assessment of our reserves is completed as of December 31, 2018.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at March 31, 2018 was a net liability of $41.9 million.

Counterparty risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. We evaluate the credit standing of our counterparties, but do not require them to post collateral. The majority of our derivative contracts currently in place are with lenders under our Revolver, who have investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of our Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 0.50% to 2.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the three months ended March 31, 2018, borrowings under the Revolver, the 2022 Notes, the

2023 Notes and the 2023 First Lien Notes bore interest at a weighted average rate of 4.40%, 6.75%, 9.25% and 9.25%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Assessment of Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Our Annual Report on Form 10-K for the year ended December 31, 2017 included a report of management’s assessment regarding internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 15 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further discussion appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated in this item by reference.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those described in our Annual Report for the year ended December 31, 2017, except as set forth below.

We are currently out of compliance with the NYSE’s minimum share price requirement and are at risk of the NYSE delisting our Class A common stock, which would have a material adverse effect on our business, financial condition, prospects and liquidity and value of our common stock.

Our Class A common stock is currently listed on the NYSE, and the continued listing of our Class A common stock is subject to our compliance with a number of listing standards. On March 23, 2018, we were notified by the NYSE that we are no longer in compliance with the continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. Pursuant to the NYSE’s rules, we have a period of six months (subject to possible extension) from March 23, 2018 to regain compliance with the minimum share price criteria. In order to regain compliance, on the last trading day in any calendar month or at the end of the cure period, the Class A common stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 consecutive trading-day period ending on the last trading day of such month. If we are unable to regain compliance, the NYSE will initiate procedures to suspend and delist the Class A common stock.

In order to cure such non–compliance during the cure period, we may elect to effect a reverse stock split, subject to and upon approval by our stockholders and our board of directors.  At our 2018 annual meeting of stockholders, we intend to present to stockholders a proposal to authorize our board of directors to amend our certificate of incorporation to effect a reverse stock split. There can be no assurance, however, that any reverse stock split will be approved or implemented on such terms or at all.  Further, even if a reverse stock split is approved and successfully implemented, there can be no assurance that such action will directly or indirectly cure any non-compliance with NYSE continued listing standards.

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
4.1

Indenture, dated as of February 14, 2018, by and among Jones Energy Holdings, LLC, Jones Energy Finance Corp., Jones Energy, Inc., each of the Subsidiary Guarantors (as defined therein), UMB Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2018).

4.2*

First Supplemental Indenture, dated as of April 20, 2018, among Nosley Midstream, LLC, Jones Energy Holdings, LLC, Jones Energy Finance Corp., UMB Bank, N.A., and Wells Fargo Bank, National Association.

10.1

Amended and Restated Collateral Agreement, dated as of February 14, 2018, made by each of the Grantors (as defined therein) in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2018).

10.2

Amended and Restated Collateral Agreement, dated as of February 14, 2018, made by Jones Energy, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2018).

10.3	`

Amendment No. 12 to Credit Agreement dated as of February 14, 2018, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC, Nosley Assets, LLC Nosley SCOOP, LLC, Nosley Acquisition, LLC and Jones Energy Finance Corp., as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2018).

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

Jones Energy, Inc.

(registrant)

Date: May 4, 2018	By:	/s/ Robert J. Brooks
Name: Robert J. Brooks
Title: Chief Financial Officer (Principal Financial Officer)

Signature Page to Form 10-Q (Q1 2018)