Form 10-Q
period 2018-06-30
Jones Energy, Inc.
filed 2018-08-08
CIK 1573166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

On July 27, 2018, the Registrant had 98,039,826 shares of Class A common stock outstanding and 4,825,038 shares of Class B common stock outstanding.

JONES ENERGY, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report specifically include the expectations of plans, strategies, objectives and anticipated financial and operating results of the Company, our ability to mitigate commodity price risk through our hedging program, expectations regarding litigation, our ability to successfully pursue a liability management program, expectations regarding, our ability to successfully consummate a strategic transaction, including a DrillCo, our belief that we will be able to identify and prioritize projects with the greatest expected returns, our ability to cure our NYSE price deficiency by implementing a reverse stock split, our expectations regarding our working capital balance, projections regarding taxable income generated by JEH, and our ability to successfully execute our 2018 development plan. These statements are based on certain assumptions made by the Company based on management’s experience and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company, which may cause actual results to differ materially from those implied or expressed by the forward-looking statements. These include, but are not limited to, changes in prices for oil, natural gas liquids, and natural gas prices, weather, including its impact on oil and natural gas demand and weather-related delays on operations, the amount, nature and timing of planned capital expenditures, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, customers’ elections to reject ethane and include it as part of the natural gas stream, ability to fund our 2018 capital expenditure budget, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting the Company’s business and other important factors that could cause actual results to differ materially from those projected as described in the Company’s reports filed with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Jones Energy, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands of dollars)	2018	2017
Assets
Current assets
Cash and cash equivalents	$148,070	$19,472
Accounts receivable, net
Oil and gas sales	39,990	34,492
Joint interest owners	34,789	31,651
Other	1,167	1,236
Commodity derivative assets	723	3,474
Other current assets	7,070	14,376
Total current assets	231,809	104,701
Oil and gas properties, net, under the successful efforts method	1,620,083	1,597,040
Other property, plant and equipment, net	2,243	2,719
Commodity derivative assets	1,371	172
Other assets	993	5,431
Total assets	$1,856,499	$1,710,063
Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$43,725	$72,663
Oil and gas sales payable	39,930	31,462
Accrued liabilities	46,199	21,604
Commodity derivative liabilities	46,686	36,709
Other current liabilities	3,863	4,049
Total current liabilities	180,403	166,487
Long-term debt	978,727	759,316
Deferred revenue	4,675	5,457
Commodity derivative liabilities	14,949	8,788
Asset retirement obligations	20,146	19,652
Liability under tax receivable agreement	50,529	59,596
Other liabilities	874	811
Deferred tax liabilities	9,732	14,281
Total liabilities	1,260,035	1,034,388
Commitments and contingencies (Note 15)
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,837,995 shares issued and outstanding at June 30, 2018 and 1,839,995 shares issued and outstanding at December 31, 2017	91,534	89,539
Stockholders' equity
Class A common stock, $0.001 par value; 93,799,481 shares issued and 93,776,879 shares outstanding at June 30, 2018 and 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017	94	90
Class B common stock, $0.001 par value; 9,074,330 shares issued and outstanding at June 30, 2018 and 9,627,821 shares issued and outstanding at December 31, 2017	9	10
Treasury stock, at cost: 22,602 shares at June 30, 2018 and December 31, 2017	(358)	(358)
Additional paid-in-capital	611,242	606,319
Retained (deficit) / earnings	(207,081)	(136,274)
Stockholders' equity	403,906	469,787
Non-controlling interest	101,024	116,349
Total stockholders’ equity	504,930	586,136
Total liabilities and stockholders' equity	$1,856,499	$1,710,063

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars except per share data)	2018	2017	2018	2017
Operating revenues
Oil and gas sales	$64,748	$48,114	$122,886	$88,791
Other revenues	507	512	(142)	1,068
Total operating revenues	65,255	48,626	122,744	89,859
Operating costs and expenses
Lease operating	11,592	9,425	21,821	18,231
Production and ad valorem taxes	3,284	2,790	6,035	1,884
Transportation and processing costs	885	—	1,591	—
Exploration	1,528	6,725	4,827	9,669
Depletion, depreciation and amortization	44,729	45,336	86,170	80,990
Impairment of oil and gas properties	—	148,016	—	148,016
Accretion of ARO liability	264	266	515	467
General and administrative	7,896	8,633	15,466	16,674
Total operating expenses	70,178	221,191	136,425	275,931
Operating income (loss)	(4,923)	(172,565)	(13,681)	(186,072)
Other income (expense)
Interest expense	(23,055)	(12,677)	(44,917)	(25,564)
Net gain (loss) on commodity derivatives	(30,145)	21,527	(39,167)	43,847
Other income (expense)	5,774	27,501	13,504	28,081
Other income (expense), net	(47,426)	36,351	(70,580)	46,364
Income (loss) before income tax	(52,349)	(136,214)	(84,261)	(139,708)
Income tax provision (benefit)	(5,418)	(2,236)	(8,410)	(2,215)
Net income (loss)	(46,931)	(133,978)	(75,851)	(137,493)
Net income (loss) attributable to non-controlling interests	(5,416)	(51,762)	(8,975)	(53,890)
Net income (loss) attributable to controlling interests	$(41,515)	$(82,216)	$(66,876)	$(83,603)
Dividends and accretion on preferred stock	(1,963)	(1,966)	(3,931)	(3,993)
Net income (loss) attributable to common shareholders	$(43,478)	$(84,182)	$(70,807)	$(87,596)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.47)	$(1.28)	$(0.77)	$(1.37)
Diluted - Net income (loss) attributable to common shareholders	$(0.47)	$(1.28)	$(0.77)	$(1.37)

Weighted average Class A shares outstanding:
Basic	93,429	65,681	92,253	63,948
Diluted	93,429	65,681	92,253	63,948

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Treasury Stock		Additional	Retained		Total
	Class A		Class B		Class A		Paid-in-	(Deficit)/	Non-controlling	Stockholders'
(amounts in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	90,117	$90	9,628	$10	23	$(358)	$606,319	$(136,274)	$116,349	$586,136
Stock-compensation expense	1,283	1	—	—	—	—	518	—	—	519
Exchange of Class B shares for Class A shares	553	1	(553)	(1)	—	—	2,470	—	(6,350)	(3,880)
Conversion of preferred shares for Class A shares	34	—	—	—	—	—	97	—	—	97
Dividends and accretion on preferred stock	1,789	2	—	—	—	—	1,838	(3,931)	—	(2,091)
Net income (loss)	—	—	—	—	—	—	—	(66,876)	(8,975)	(75,851)
Balance at June 30, 2018	93,776	$94	9,075	$9	23	$(358)	$611,242	$(207,081)	$101,024	$504,930

The accompanying notes are an integral part of these consolidated financial statements.

Jones Energy, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands of dollars)	2018	2017
Cash flows from operating activities
Net income (loss)	$(75,851)	$(137,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, and amortization	86,170	80,990
Exploration (dry hole and lease abandonment)	907	6,880
Impairment of oil and gas properties	—	148,016
Accretion of ARO liability	515	467
Amortization of debt issuance costs	7,261	1,953
Stock compensation expense	974	3,736
Deferred and other non-cash compensation expense	84	180
Amortization of deferred revenue	(782)	(942)
(Gain) loss on commodity derivatives	39,167	(43,847)
(Gain) loss on sales of assets	(1,945)	119
Deferred income tax provision	(8,410)	6
Change in liability under tax receivable agreement	(9,081)	(28,266)
Other - net	376	1,307
Changes in operating assets and liabilities
Accounts receivable	(9,246)	(4,188)
Other assets	7,574	(12,407)
Accrued interest expense	15,583	(1,301)
Accounts payable and accrued liabilities	(6,484)	6,268
Net cash provided by operations	46,812	21,478
Cash flows from investing activities
Additions to oil and gas properties	(114,832)	(107,250)
Net adjustments to purchase price of properties acquired	—	2,391
Proceeds from sales of assets	6,566	2,730
Acquisition of other property, plant and equipment	(71)	(436)
Current period settlements of matured derivative contracts	(25,655)	45,738
Net cash used in investing	(133,992)	(56,827)
Cash flows from financing activities
Proceeds from issuance of long-term debt	20,000	75,000
Repayment of long-term debt	(231,000)	(72,000)
Proceeds from senior notes	438,867	—
Payment of debt issuance costs	(11,537)	—
Payment of cash dividends on preferred stock	(97)	(3,367)
Net distributions paid to JEH unitholders	—	(562)
Net payments for share based compensation	(455)	(462)
Proceeds from sale of common stock	—	8,352
Net cash provided by financing	215,778	6,961
Net increase (decrease) in cash and cash equivalents	128,598	(28,388)
Cash and cash equivalents
Beginning of period	19,472	34,642
End of period	$148,070	$6,254
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$23,055	$24,064
Change in accrued additions to oil and gas properties	(1,425)	13,155
Asset retirement obligations incurred, including changes in estimate	280	395

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

The Company’s certificate of incorporation authorizes two classes of common stock, Class A common stock and Class B common stock. The Class B common stock is held by the remaining owners of JEH prior to the initial public offering (“IPO”) of the Company (collectively, the “Class B shareholders”) and can be exchanged (together with a corresponding number of common units representing membership interests in JEH (“JEH Units”)) for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. The Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the Company’s stockholders generally. As of June 30, 2018, the Company held 93,776,879 JEH Units and all of the preferred units representing membership interests in JEH, and the remaining 9,074,330 JEH Units are held by the Class B shareholders. The Class B shareholders have no voting rights with respect to their economic interest in JEH, resulting in the Company reporting this ownership interest as a non-controlling interest.

The Company’s certificate of incorporation also authorizes the Board of Directors of the Company (the “Board”) to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by the Board and may differ from those of any and all other series at any time outstanding.

On August 25, 2016, the Company issued 1,840,000 shares of its 8.0% Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”), pursuant to a registered public offering at $50 per share, of which 1,837,995 remained issued and outstanding as of June 30, 2018. See Note 12, “Stockholders’ and Mezzanine equity”.

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

NYSE Listing

On March 23, 2018, the New York Stock Exchange (the “NYSE”) notified the Company that it was non-compliant with certain continued listing standards because the price of the Company’s Class A common stock over a period of 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price per share required to maintain a listing on the NYSE. The Company is now in a six-month cure period during which it can regain compliance, which expires on September 23, 2018. Within the cure period, the

Company may regain compliance if the closing price per share is $1.00 or higher on the last trading day of a given month, or at the end of the cure period. Additionally, the 30-day average closing price per share must also be $1.00 or higher. We previously received a similar notice on December 26, 2017, but regained compliance on February 1, 2018.

The Company notified the NYSE that it intended to cure the price deficiency by proposing a reverse stock split for approval by the Company’s stockholders. At the Company’s annual meeting of stockholders held on May 22, 2018, the Company’s stockholders approved the reverse stock split, subject to further approval by the Board. The Board has not considered or made a decision as to whether it will approve a reverse stock split.

During the cure period, the Company’s Class A common stock will continue to be listed on the exchange so long as it remains compliant with other continued listing standards. The notice does not affect ongoing business operations of the Company or its reporting requirements with the Securities and Exchange Commission. For more information, see Item 1A of Part II, “Risk Factors.”

2.        Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s financial position as of December 31, 2017 and the financial statements reported for June 30, 2018 and 2017 and each of the three and six-month periods then ended include the Company and all of its subsidiaries.

Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements for the periods ended June 30, 2018 and 2017 have been prepared in accordance with GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this Quarterly Report. The Company believes the disclosures made are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. It is recommended that these unaudited condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements included in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

There have been no significant changes in our use of estimates since those reported in Jones Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Production taxes

During the first quarter of 2017, the Company's application for High-Cost Gas Incentive refunds in Texas was approved for qualified wells on which taxes were initially paid between October 2012 and September 2016. The Company received a net production tax refund of $3.3 million during the six months ended June 30, 2017. No further refunds were received during the three months ended June 30, 2017. During the three and six months ended June 30, 2018, the Company received net production tax refunds of $0.1 million for High-Cost Gas Incentive refunds and Low-Producing Gas Incentive refunds in Texas for qualified wells on which taxes were initially paid between November 2014 and June 2017. These refunds were recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations.

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in thousands of dollars)	2018	2017
Accrued interest	$27,692	$12,109
Joint interest owners prepayments	9,199	4,061
Other accrued liabilities	9,308	5,434
Total accrued liabilities	$46,199	$21,604

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

To be adopted in a future period:

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This amendment requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases and mineral leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, “Leases” (Topic 842) Targeted Improvements, which allows issues an additional (and optional) transition method of adoption. Under the original standard issued in 2016, lessees and lessors were required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, under the new transition method allowed for in the standard released in 2018, an entity may elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases, as well as the method of adoption. We anticipate adoption of ASU 2016-02 effective as of January 1, 2019.

3.         Divestitures

Six Months Ended June 30, 2018

Sales of non-core assets resulted in net gains of $4.6 million during the six months ended June 30, 2018. These gains were recognized during the first quarter of 2018.

Twelve Months Ended December 31, 2017

Arkoma Divestiture

As of June 30, 2017, the Company’s former assets in the Arkoma Basin and related liabilities (the “Held for sale assets”) were classified as held for sale due to the pending Arkoma Divestiture. Upon the classification change occurring on June 30, 2017, the Company ceased recording depletion on the Held for sale assets. Based on the Company’s sales price, the Company recognized an impairment charge of $148.0 million at June 30, 2017 which has been included in Impairment of oil and gas properties on the Company’s Consolidated Statement of Operations.

On August 1, 2017, JEH closed its previously announced agreement to sell its Arkoma Basin properties for a purchase price of $65.0 million, prior to customary effective date adjustments of $7.3 million, and subject to customary post-close adjustments (the “Arkoma Divestiture”). JEH may also receive up to $2.5 million in contingent payments based on natural gas prices. As of June 30, 2018, $0.1 million has been recorded related to this contingent payment. The $0.1 million was recorded as a gain in Other income (expense) on the Company’s Consolidated Statement of Operations during the three months ended June 30, 2018.

4.        Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach, which was applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018, are presented in accordance with ASC 606, while prior period amounts are reported in accordance with ASC Topic 605, Revenue Recognition.

In accordance with ASC 606, the Company now records transportation and processing costs that are incurred before control of its product has transferred to the customer (i.e. fixed fee contracts) as a separate expense line item on the Consolidated Statement of Operations. Prior to the adoption of ASC 606, these transportation and processing costs were recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations. See further discussion below in “Nature of revenue” related to transportation and processing costs associated with fixed fee contracts. Revenue under ASC 606 is recognized at the same point in time at which revenue was recognized under ASC Topic 605, thus there was no impact to net income (loss) or opening retained earnings as a result of adopting ASC 606.

The following table presents the impact to the Consolidated Statement of Operations as a result of adopting ASC 606.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Amounts under	Adoption	Amounts under	Amounts under	Adoption	Amounts under
(in thousands of dollars except per share data)	ASC 606	impact	ASC 605 (1)	ASC 606	impact	ASC 605 (1)
Operating revenues
Oil and gas sales	$64,748	$(885)	$63,863	$122,886	$(1,591)	$121,295
Other revenues	507	—	507	(142)	—	(142)
Total operating revenues	65,255	(885)	64,370	122,744	(1,591)	121,153
Operating costs and expenses
Lease operating	11,592	—	11,592	21,821	—	21,821
Production and ad valorem taxes	3,284	—	3,284	6,035	—	6,035
Transportation and processing costs	885	(885)	—	1,591	(1,591)	—
Exploration	1,528	—	1,528	4,827	—	4,827
Depletion, depreciation and amortization	44,729	—	44,729	86,170	—	86,170
Accretion of ARO liability	264	—	264	515	—	515
General and administrative	7,896	—	7,896	15,466	—	15,466
Total operating expenses	70,178	(885)	69,293	136,425	(1,591)	134,834
Operating income (loss)	(4,923)	—	(4,923)	(13,681)	—	(13,681)
Other income (expense)
Interest expense	(23,055)	—	(23,055)	(44,917)	—	(44,917)
Net gain (loss) on commodity derivatives	(30,145)	—	(30,145)	(39,167)	—	(39,167)
Other income (expense)	5,774	—	5,774	13,504	—	13,504
Other income (expense), net	(47,426)	—	(47,426)	(70,580)	—	(70,580)
Income (loss) before income tax	(52,349)	—	(52,349)	(84,261)	—	(84,261)
Income tax provision (benefit)	(5,418)	—	(5,418)	(8,410)	—	(8,410)
Net income (loss)	(46,931)	—	(46,931)	(75,851)	—	(75,851)
Net income (loss) attributable to non-controlling interests	(5,416)	—	(5,416)	(8,975)	—	(8,975)
Net income (loss) attributable to controlling interests	$(41,515)	$—	$(41,515)	$(66,876)	$—	$(66,876)
Dividends and accretion on preferred stock	(1,963)	—	(1,963)	(3,931)	—	(3,931)
Net income (loss) attributable to common shareholders	$(43,478)	$—	$(43,478)	$(70,807)	$—	$(70,807)

Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.47)	$—	$(0.47)	$(0.77)	$—	$(0.77)
Diluted - Net income (loss) attributable to common shareholders	$(0.47)	$—	$(0.47)	$(0.77)	$—	$(0.77)

Weighted average Class A shares outstanding:
Basic	93,429	—	93,429	92,253	—	92,253
Diluted	93,429	—	93,429	92,253	—	92,253

(1)	This column excludes the impact of adopting ASC 606 and is consistent with the presentation prior to January 1, 2018.

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

NGLs, which are extracted from natural gas through processing, are either sold by us directly or to the processor under processing contracts. For NGLs sold by us directly, our sales contracts provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials. We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price. Several of our revenue contracts are fixed fee where title transfers to the customer at the tailgate of the processing plant and we pay a gathering and processing fee. Gathering and processing costs associated with fixed fee contracts have a distinct service payable and, as a result of the adoption of ASC 606, these costs are reported as a separate expense line item titled Transportation and processing costs on the Consolidated Statement of Operations. Prior to the adoption of ASC 606, these transportation and processing costs were recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations. There is no impact to the current method of recognizing revenue for percentage of recovery contracts for gathering and processing costs which, in accordance with ASC 606, remain deducted from sales proceeds and are recorded as a reduction of Oil and gas sales on the Consolidated Statement of Operations.

Significant accounting policy

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. We generally consider the delivery of each unit (Bbl or MMBtu) to be separately identifiable and represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer upon delivery to an agreed upon delivery point. Transfer of control typically occurs when the products are delivered to the purchaser, and title has transferred.

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

The Company enters into marketing agreements with our non-operating partners to market and sell their share of production to third parties. Under these arrangements, we record revenue for our share of the production (i.e. we, as the operator, record revenue on a net basis). Distributions are made to our non-operating partners for their share of the revenue.

As part of our adoption of ASC 606, we used practical expedients permitted by the standard when applicable. These practical expedients included:

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

Disaggregation of revenue

The following tables present quantitative information about disaggregated revenues from contracts with customers by commodity and region of production for the three and six months ended June 30, 2018 as presented under ASC 606.

	Three Months Ended June 30, 2018
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$19,102	$1,896	$6,792	$27,790
Western Anadarko	22,831	5,149	8,978	36,958
Total	$41,933	$7,045	$15,770	$64,748

	Six Months Ended June 30, 2018
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$32,614	$3,087	$10,565	$46,266
Western Anadarko	45,996	12,145	18,479	76,620
Total	$78,610	$15,232	$29,044	$122,886

The following tables present quantitative information about disaggregated revenues from contracts with customers by commodity and region of production for the three and six months ended June 30, 2017 as presented under ASC 605 since the Company adopted ASC 606 under the modified retrospective method which does not require adjustment of prior period amounts.

	Three Months Ended June 30, 2017 (1)
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$3,150	$795	$867	$4,812
Western Anadarko	21,148	12,756	11,168	45,072
Total	$24,298	$13,551	$12,035	$49,884

	Six Months Ended June 30, 2017 (1)
(in thousands of dollars)	Oil	Natural gas	NGLs	Total
Eastern Anadarko	$4,106	$1,090	$1,136	$6,332
Western Anadarko	38,459	23,888	21,882	84,229
Total	$42,565	$24,978	$23,018	$90,561

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

During the six months ended June 30, 2018 and 2017, the timing of revenue recognition for all products was transferred at a point in time. No products and/or services were transferred over time.

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
(in thousands of dollars)	2018	2017
Accounts receivable, net
Oil and gas sales	$39,990	$34,492
Other current liabilities
Contract liabilities	$1,294	$—

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

5.        Properties, Plant and Equipment

Oil and Gas Properties

The Company accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting. Oil and gas properties consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in thousands of dollars)	2018	2017
Mineral interests in properties
Unproved	$110,153	$164,087
Proved	948,203	893,246
Wells and equipment and related facilities	1,542,932	1,434,383
	2,601,288	2,491,716
Less: Accumulated depletion and impairment	(981,205)	(894,676)
Net oil and gas properties	$1,620,083	$1,597,040

There were no exploratory wells drilled during the six months ended June 30, 2018 or 2017. As such, no associated costs were capitalized and no exploratory wells resulted in exploration expense during either period.

The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. During the three and six months ended June 30, 2018, the Company capitalized $0.1 million associated with such in progress projects. During the three and six months ended June 30, 2017, the Company capitalized $0.2 million associated with such in progress projects. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depletion of oil and gas properties amounted to $44.4 million and $85.6 million for the three and six months ended June 30, 2018, respectively, and $45.1 million and $80.5 million for the three and six months ended June 30, 2017, respectively.

The Company continues to monitor its proved and unproved properties for impairment. No impairments of proved or unproved properties were recorded as a result of our impairment assessment during the three and six months ended June 30, 2018. As disclosed in Note 3, “Acquisitions and Divestitures - Arkoma Divestiture,” the Company recognized an impairment charge of $148.0 million during the second quarter of 2017 based on the Company’s negotiated selling price of the Arkoma Basin oil and gas property assets and related liabilities.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in thousands of dollars)	2018	2017
Leasehold improvements	$1,186	$1,186
Furniture, fixtures, computers and software	4,383	4,410
Vehicles	1,922	1,922
Aircraft	910	910
Other	239	210
	8,640	8,638
Less: Accumulated depreciation and amortization	(6,397)	(5,919)
Net other property, plant and equipment	$2,243	$2,719

Depreciation and amortization of other property, plant and equipment amounted to $0.3 million and $0.6 million, for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

6.        Long-Term Debt

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

(in thousands of dollars)	June 30, 2018	December 31, 2017
Revolver	$—	$211,000
2022 Notes	409,148	409,148
2023 Notes	150,000	150,000
2023 First Lien Notes	450,000	—
Total principal amount	1,009,148	770,148
Less: unamortized discount	(14,943)	(5,228)
Less: debt issuance costs, net	(15,478)	(5,604)
Total carrying amount	$978,727	$759,316

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

During 2016, the Company purchased an aggregate principal amount of $190.9 million of its senior unsecured notes through several open-market and privately negotiated purchases. The Company purchased $90.9 million principal amount of its 2022 Notes for $38.1 million, and $100.0 million principal amount of its 2023 Notes for $46.5 million, in each case excluding accrued interest and including any associated fees. The Company used cash on hand and borrowings from its Revolver to fund the note purchases. In conjunction with the extinguishment of this debt, JEH recognized cancellation of debt income of $99.5 million during the year ended December 31, 2016, on a pre-tax basis. This income was recorded in Gain on debt extinguishment on the Company’s Consolidated Statement of Operations. Of the Company’s total repurchases, $20.3 million principal amount of its 2022 Notes were not cancelled and are available for future reissuance, subject to applicable securities laws. No additional purchases were made during the year ended December 31, 2017 and during the six months ended June 30, 2018.

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

As of June 30, 2018, the Company was in compliance with the indentures governing the 2022 Notes and 2023 Notes.

Senior Secured First Lien Notes due 2023

On February 14, 2018, the Issuers sold $450.0 million of 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”) at an offering price equal to 97.526% of par in an offering exempt from registration under the Securities Act. The 2023 First Lien Notes are senior secured first lien obligations of JEH and Jones Energy Finance Corp. and are guaranteed on a senior secured first lien basis by the Company and each of the existing and future restricted subsidiaries of JEH and Jones Energy Finance Corp. The Company used the net proceeds from the offering to repay all but $25.0 million of the outstanding borrowings under the Revolver, to fund drilling and completion activities, and for other general corporate purposes. During the six months ended June 30, 2018, the Company capitalized $11.4 million of loan costs associated with the issuance of the 2023 First Lien Notes.

Other Long-Term Debt

The Company has a Senior Secured Revolving Credit Facility (the “Revolver”) with a syndicate of banks. At the beginning of 2018, the borrowing base under the Revolver was $350.0 million. In connection with the offering of the 2023 First Lien Notes, the borrowing base was reduced to $50.0 million effective February 14, 2018. On June 27, 2018 the borrowing base was further reduced to $25.00. The Company’s oil and gas properties are pledged as collateral to secure its obligations under the Revolver. The Revolver matures on November 6, 2019.

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

On June 27, 2018, the Company entered into an amendment to the Revolver to, among other things (a) remove the financial maintenance covenants contained therein, including the current ratio, total leverage ratio and senior secured leverage ratio, (b) align certain of the other covenants contained therein to be consistent with the terms of the indenture governing the 2023 First Lien Notes, (c) reduce lender commitments to $25.00, and (d) reduce the borrowing base to $25.00 for the remainder of the life of the facility. Additionally, outstanding borrowings of $25.0 million were repaid in connection with the closing of the amendment. The Company’s current outstanding borrowings under the Revolver are $0.00.

The Company recognized accelerated amortization of debt issuance costs of $0.6 million and $3.8 million during the three and six months ended June 30, 2018, respectively, associated with the modifications of the Revolver, which was recorded as Interest expense on the Company’s Consolidated Statement of Operations.

The terms of the Revolver require the Company to make periodic payments of interest on the loans outstanding thereunder, if any, with all outstanding principal and interest under the Revolver due on the maturity date. The Revolver is subject to a borrowing base, which limits the amount of borrowings which may be drawn thereunder.

Interest on the Revolver is calculated, at the Company’s option, at either (a) the London Interbank Offered (“LIBO”) rate for the applicable interest period plus a margin of 2.75% to 3.75% based on the level of borrowing base utilization at such time or (b) the greatest of the federal funds rate plus 0.50%, the one month adjusted LIBO rate plus 1.00%, or the prime rate announced by Wells Fargo Bank, N.A. in effect on such day, in each case plus a margin of 1.75% to 2.75% based on the level of borrowing base utilization at such time. For the three and six months ended June 30, 2018, the average interest rate under the Revolver was 4.75% and 4.46%, respectively, on an average outstanding balance of $24.2 million and $74.3 million, respectively.

Total interest and commitment fees under the Revolver were $0.3 million and $1.8 million for the three and six months ended June 30, 2018, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively.

Jones Energy, Inc. and its consolidated subsidiaries are subject to certain covenants under the Revolver, which are substantially similar to those set forth in the indenture governing the 2023 First Lien Notes or are otherwise customary for facilities of this type and which limit our ability to, among other things: borrow money or issue guarantees; pay dividends, redeem capital stock or make other restricted payments; incur liens to secure indebtedness; sell certain assets; enter into transactions with our affiliates; or merge with another person or sell substantially all of our assets. We were in compliance with all terms of our Revolver at June 30, 2018, and we expect to maintain compliance throughout the next twelve months. However, factors including those outside of our control may prevent us from maintaining compliance with these covenants. In the event it were to become necessary, we believe we have the ability to take actions that would prevent us from failing to comply with our covenants, such as terminating the Revolver. If an event of default exists under the Revolver, the lenders would be able to accelerate the obligations outstanding under the Revolver and exercise other rights and remedies. Our Revolver contains customary events of default, including the occurrence of a change of control, as defined in the Revolver.

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

The following tables summarize our hedging positions as of June 30, 2018:

Hedging Positions

	June 30, 2018
				Weighted	Final
		Low	High	Average	Expiration
Oil swaps	Exercise price	$49.70	$54.18	$50.41	December 2020
	Net barrels per month	55,000	211,000	97,667
Natural gas swaps	Exercise price	$2.76	$3.10	$2.86	December 2020
	Offset exercise price	$2.83	$2.85	$2.84	December 2018
	Net MMbtu per month	700,000	1,600,000	1,012,667
Natural gas liquids swaps	Exercise price	$22.89	$45.26	$30.04	December 2018
	Barrels per month	130,000	145,000	132,500
Natural gas basis swaps	Exercise price	$(0.50)	$(0.44)	$(0.45)	October 2018
	Net MMbtu per month	800,000	800,000	800,000
Oil collars	Puts (floors)	$45.00	$50.00	$48.52	December 2019
	Calls (ceilings)	$56.60	$61.00	$59.64
	Net barrels per month	65,000	73,000	67,500
Natural gas collars	Puts (floors)	$2.55	$2.55	$2.55	December 2019
	Calls (ceilings)	$3.08	$3.41	$3.19
	Net barrels per month	950,000	1,050,000	990,833

The Company recognized net losses on derivative instruments of $30.1 million and $39.2 million for the three and six months ended June 30, 2018, respectively. The Company recognized net gains on derivative instruments of $21.5 million and $43.8 million for the three and six months ended June 30, 2017, respectively.

The Company routinely enters into oil and natural gas swap contracts as seller, thus resulting in a fixed price. During 2016 and 2017, the Company realized certain mark-to-market gains associated with oil and natural gas hedges the Company had in place for years 2018 and 2019. The gains were effectively realized by purchasing, as opposed to selling, oil and natural gas swap contracts for an equal volume that was associated with the initial hedge transaction. Therefore, as prices fluctuate, the loss (or gain) on any single contract in 2018 and 2019 will be offset by an equal gain (or loss). This essentially left the underlying production open to fluctuations in market prices prior to the point when the Company began to re-hedge the unhedged production. Based on the original contract terms of these purchased swaps, the gains would have been recognized as the hedge contracts mature in 2018 and 2019. However, during the year ended December 31, 2017, the Company unwound all of its realized 2018 and 2019 hedges. Approximately $8.1 million and $28.0 million of such recognized gains were included in Net gain (loss) on commodity derivatives on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2017, respectively.

Offsetting Assets and Liabilities

As of June 30, 2018, the counterparties to our commodity derivative contracts consisted of six financial institutions. All of our counterparties or their affiliates are also lenders under the Revolver. We are not generally required to post additional collateral under our derivative agreements.

Our derivative agreements contain set-off provisions that state that in the event of default or early termination, any obligation owed by the defaulting party may be offset against any obligation owed to the defaulting party.

The following table presents information about our commodity derivative contracts that are netted on our Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017:

			Net Amounts
		Gross	of Assets /	Gross Amounts
	Gross Amounts	Amounts	Liabilities	Not
	of Recognized	Offset in the	Presented in	Offset in the
	Assets /	Balance	the Balance	Balance
(in thousands of dollars)	Liabilities	Sheet	Sheet	Sheet	Net Amount
June 30, 2018
Commodity derivative contracts
Assets	$5,929	$(3,835)	$2,094	$—	$2,094
Liabilities	(65,470)	3,835	(61,635)	—	(61,635)
December 31, 2017
Commodity derivative contracts
Assets	$8,572	$(4,926)	$3,646	$—	$3,646
Liabilities	(50,423)	4,926	(45,497)	—	(45,497)

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

The financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, by consolidated balance sheet caption and by valuation hierarchy, as described above are as follows:

(in thousands of dollars)	June 30, 2018
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$782	$(59)	$723
Long-term assets	—	1,276	95	1,371
Current liabilities	—	38,691	7,995	46,686
Long-term liabilities	—	12,078	2,871	14,949

(in thousands of dollars)	December 31, 2017
	Fair Value Measurements Using
Commodity Price Hedges	(Level 1)	(Level 2)	(Level 3)	Total
Current assets	$—	$3,474	$—	$3,474
Long-term assets	—	56	116	172
Current liabilities	—	28,946	7,763	36,709
Long-term liabilities	—	7,860	928	8,788

The following table represents quantitative information about Level 3 inputs used in the fair value measurement of the Company’s commodity derivative contracts as of June 30, 2018:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value		Unobservable
Commodity Price Hedges	(000’s)	Valuation Technique	Input	Range
Natural gas liquid swaps	$(4,289)	Use a discounted cash flow approach using inputs including forward price statements from counterparties	Natural gas liquid futures	$27.93 - $44.00 per barrel
Crude oil collars	$(6,616)	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$45.00 - $61.00 per barrel
Natural gas collars	$75	Use a discounted option model approach using inputs including interpolated volatilities for certain settlement months where market volatility quotes were unavailable for the option strike price	Market volatility quotes at the option strike for certain settlement months in 2019	$2.55 - $3.41 per barrel

Significant increases/decreases in natural gas liquid prices in isolation would result in a significantly lower/higher fair value measurement. The following table presents the changes in the Level 3 financial instruments for the six months ended June 30, 2018. Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported in other income (expense). New contracts entered into during the year are generally entered into at no cost with changes in fair value from the date of agreement representing the entire fair value of the instrument. Transfers between levels are evaluated at the end of the reporting period.

The following table summarizes the Company’s commodity derivative contract activity involving Level 3 instruments during the six months ended June 30, 2018:

(in thousands of dollars)
Balance at December 31, 2017, net	$(8,575)
Purchases	—
Settlements	3,699
Transfers to Level 2	—
Transfers to Level 3	—
Changes in fair value	(5,954)
Balance at June 30, 2018, net	$(10,830)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements:

	June 30, 2018		December 31, 2017
	Principal		Principal
(in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Debt:
Revolver	$—	$—	$211,000	$211,000
2022 Notes	409,148	250,104	409,148	305,404
2023 Notes	150,000	93,209	150,000	114,750
2023 First Lien Notes	450,000	451,391	—	—

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

9.        Asset Retirement Obligations

A summary of the Company’s Asset Retirement Obligations (“ARO”) for the six months ended June 30, 2018 is as follows:

(in thousands of dollars)
Balance at December 31, 2017	$20,372
Liabilities incurred	209
Accretion of ARO liability	515
Liabilities settled due to sale of related properties	(124)
Liabilities settled due to plugging and abandonment	(177)
Change in estimate	71
Total ARO balance at June 30, 2018	20,866
Less: Current portion of ARO	(720)
Total long-term ARO at June 30, 2018	$20,146

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

The following table summarizes information related to the vesting of Management Units as of June 30, 2018:

		Weighted Average
		Grant Date Fair Value
	JEH Units	per Share
Unvested at December 31, 2017	32,315	$15.00
Granted	30,312	15.00
Forfeited	(30,312)	15.00
Vested	(30,312)	15.00
Unvested at June 30, 2018	2,003	$15.00

Stock compensation expense associated with the Management Units was $0.0 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively,  and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The Company granted (i) performance share unit and restricted stock unit awards to certain officers and employees and (ii) restricted shares of Class A common stock to the Company’s non-employee directors under the LTIP during 2014, 2015, 2016, 2017 and 2018. During 2016 and 2017, the Company also granted performance unit awards to certain members of the senior management team under the LTIP.

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

The following table summarizes information related to the total number of units awarded to officers and employees as of June 30, 2018:

	Restricted	Weighted Average
	Stock Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2017	2,762,771	$2.79
Adjustment (1)	52,484	—
Granted	13,015	0.80
Forfeited	(782,757)	2.38
Vested	(1,057,498)	3.35
Unvested at June 30, 2018	988,015	$2.34

(1)

Increase of 0.019796 units for each unvested restricted stock unit awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

Stock compensation expense associated with the employee restricted stock unit awards was $0.1 million and $1.0 million for the three and six months ended June 30, 2018, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The following table summarizes information related to the total number of performance share units awarded to the senior management team as of June 30, 2018:

	Performance	Weighted Average
	Share Unit	Grant Date Fair Value
	Awards	per Share
Unvested at December 31, 2017	957,178	$3.34
Adjustment (1)	18,953	—
Granted	652,300	1.30
Forfeited	(37,628)	4.13
Cancelled	(652,300)	3.34
Vested	(652,300)	1.30
Unvested at June 30, 2018	286,203	$3.02

(1)

Increase of 0.019796 units for each unvested performance share unit awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

The vesting of the awards issued to certain members of our senior management who departed on April 17, 2018 accelerated at 100% for the unvested performance share units at the time of departure in accordance with the terms of the award.

Stock compensation expense associated with the performance share unit awards was an offset to expense of $0.5 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Performance Unit Awards

The Company has outstanding performance unit awards, granted in 2016 and 2017, to certain members of the senior management team of the Company under the LTIP. References to performance unit awards in filings prior to the second quarter of 2016 do not correspond to these newly created performance unit awards. Upon the completion of the applicable three-year performance period, each recipient may vest in a number of performance units. The value of awarded performance units in which each recipient vests at such time, if any, will range from $0.00 to $200.00 per performance unit based on the Company’s total shareholder return relative to an industry peer group over the applicable three-year performance period. For accounting purposes, the performance units are treated as a liability award with the liability being re-measured at the end of each reporting period. Therefore, the expense associated with these awards is subject to volatility until the payout is finally determined at the end of the performance period. The value of the performance units was determined at award using a Monte Carlo simulation model, as of the grant date, which resulted in an estimated final value upon vesting of $0.1 million and $0.3 million for the awards made in 2017 and 2016, respectively, as adjusted for forfeitures. The fair value measured as of June 30, 2018 was less than $0.1 million.

The vesting of the awards issued to certain members of our senior management who departed on April 17, 2018 accelerated for the unvested performance unit awards at the time of departure in accordance with the terms of the award. Such awards vested at $100.00 per performance unit.

Stock compensation expense associated with the performance unit awards was an expense of $1.7 million and $1.7 million for the three and six months ended June 30, 2018, respectively, due to the accelerated unvested performance awards, and was an offset to expense of less than $0.1 million for the three and six months ended June 30, 2017, respectively, as a result of the decrease in market value of the outstanding awards, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. As of June 30, 2018, unrecognized compensation expense was less than $0.1 million related to all the performance unit awards and is subject to re-measurement and adjustment for the change in estimated final value as of the end of each reporting period and is expected to be recognized over the remaining weighted average remaining period of 1.2 years.

Restricted Stock Awards

The Company has outstanding restricted stock awards granted to the non-employee members of the Board under the LTIP. The restricted stock will vest upon the director serving as a director of the Company for a one-year service period in accordance with the terms of the award. The fair value of the awards was based on the price of the Company’s Class A common stock on the date of grant.

The following table summarizes information related to the total value of the awards to the Board as of June 30, 2018:

		Weighted Average
	Restricted	Grant Date Fair Value
	Stock Awards	per Share
Unvested at December 31, 2017	187,419	$2.16
Adjustment (1)	2,478	—
Granted	62,473	1.17
Cancelled	(62,473)	2.16
Vested	(189,897)	1.81
Unvested at June 30, 2018	—	$—

(1)

Increase of 0.019796 units for each unvested restricted stock awards at the time of the Company’s February 15, 2018 preferred stock dividend paid entirely in shares of the Company’s Class A common stock, as described in Note 12 “Stockholders’ and Mezzanine equity,” in accordance with the terms of the original awards.

Stock compensation expense associated with awards to the members of the Board was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The Tax Reform Legislation is a comprehensive bill containing other provisions, such as limitations on the deductibility of interest expense and certain executive compensation, none of which are expected to lead to a material current tax liability at this time. The ultimate impact of Tax Reform Legislation may differ from our estimates due to changes in interpretations and assumptions made by us, as well as additional regulatory guidance that may be issued. The impact on our deferred tax assets and liabilities may be adjusted in future periods, as an adjustment to income tax expense or benefit, in the period in which the final amounts are determined. The Company has not made any further adjustments to its deferred tax assets and liabilities as a direct result of Tax Reform Legislation since recording the effects of the tax rate change during the year ended December 31, 2017.

The Company’s effective tax rate was 10.4% and 10.0% for the three and six months ended June 30, 2018, respectively, and 1.6% for the three and six months ended June 30, 2017. The effective tax rate increase was primarily due to the effect of the valuation allowance recorded against the Company’s deferred tax assets, which partially offset the tax benefit generated during the six months ended June 30, 2018 and 2017. The effective rate differs from the enacted statutory rates of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively, due to net income allocated to the non-controlling interest, percentage depletion, state income taxes, the valuation allowance recorded against deferred tax assets, and other permanent differences between book and tax accounting.

The Company’s income tax provision was a benefit of $5.4 million and $8.4 million for the three and six months ended June 30, 2018, respectively, and a benefit of $2.2 million for the three and six months ended June 30, 2017.

The following table summarizes information related to the allocation of the income tax provision between the controlling and non-controlling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Jones Energy, Inc.	$(5,404)	$(2,231)	$(8,382)	$(2,217)
Non-controlling interest	(14)	(5)	(28)	2
Income tax provision (benefit)	$(5,418)	$(2,236)	$(8,410)	$(2,215)

The Company had deferred tax assets for its federal and state net operating loss carry forwards at June 30, 2018. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018, we have a valuation allowance of $25.0 million as a result of management’s assessment of the realizability of federal and state deferred tax assets.

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

The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers, and the portion of the Company’s payments under the TRA constituting imputed interest. As of June 30, 2018 and December 31, 2017, the Company had a gross TRA liability of $70.5 million and $69.9 million, respectively. As a result of the valuation allowance recorded against the Company’s deferred tax assets associated with prior exchanges, the TRA liability was reduced, as the payment of the TRA liability is dependent on the realizability of the associated deferred tax assets. As of June 30, 2018 and December 31, 2017, the amount of the TRA liability was reduced by $20.0 million and $8.7 million, respectively, as a result of the valuation allowance recorded against the Company’s deferred tax assets. To the extent the Company does not realize all of the tax benefits in future years or in the event of a change in future tax rates, this liability may change.

As of June 30, 2018 and December 31, 2017, the Company had recorded a net TRA liability of $50.5 million and $61.2 million, respectively, for the estimated payments that will be made to the Class B shareholders who have exchanged shares, after adjusting for the TRA liability reduction, along with corresponding deferred tax assets, net of valuation allowances, of $61.8 million and $72.3 million, respectively, as a result of the increase in tax basis from such shares exchanged by current and former Class B shareholders.

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

JEH does not project to generate taxable income for the 2018 tax year and did not generate taxable income for the 2017 tax year and therefore did not make quarterly tax distributions to its unitholders during the six months ended June 30, 2018 or during 2017 with respect to the 2018 or 2017 tax years.

A Special Committee of the Board comprised solely of directors who do not have a direct or indirect interest in such distribution approved, and JEH made, aggregate cash tax distributions during the first quarter of 2017 of $1.7 million to its unitholders (including the Company) towards its total 2016 projected tax distribution obligation. Distributions during 2017 were made pro-rata to all members of JEH and included a $1.1 million payment to the Company and a $0.6 million payment to JEH unitholders other than the Company.

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

The Company used the net proceeds from sales under the Equity Distribution Agreement for general corporate purposes. At June 30, 2018, approximately $62.2 million in aggregate offering proceeds remained available to be issued and sold under the Equity Distribution Agreement.

Mezzanine equity

On August 26, 2016, the Company issued 1,840,000 shares of Series A preferred stock pursuant to an underwritten public offering for total net proceeds (after underwriters’ discounts and commissions but before expenses) of $88.3 million.

Holders of Series A preferred stock are entitled to receive, when as and if declared by the Board, cumulative dividends at the rate of 8.0% per annum (the “dividend rate”) per share on the $50.00 liquidation preference per share of the Series A preferred stock, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on November 15, 2016. Dividends may be paid in cash or, subject to certain limitations, in Class A common stock, or a combination thereof.

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

A summary of the Company’s Mezzanine equity for the six months ended June 30, 2018 is as follows:

(in thousands of dollars)
Mezzanine equity at December 31, 2017	$89,539
Dividends on preferred stock, net	1,837
Accretion on preferred stock	254
Change in estimate due to settlements	(96)
Mezzanine equity at June 30, 2018	$91,534

Preferred Stock Dividends

On January 19, 2017, the Board declared a quarterly cash dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. This dividend is for the period beginning on the last payment date of November 15, 2016 through February 14, 2017 and was paid in cash on February 15, 2017 to shareholders of record as of February 1, 2017.

On April 17, 2017, the Board declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On May 15, 2017, the dividend was paid in a combination of cash and the Company’s Class A common stock, with the cash component equal to $0.83 per share and the stock component equal to $0.17 per share. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of February 15, 2017 through May 14, 2017 to shareholders of record as of May 1, 2017.

On July 13, 2017, the Board declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On August 15, 2017, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of May 15, 2017 through August 14, 2017 to shareholders of record as of August 1, 2017.

On October 9, 2017, the Board declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On November 15, 2017, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date. This dividend was for the period beginning on the last payment date of August 15, 2017 through November 14, 2017 to shareholders of record as of November 1, 2017.

On January 11, 2018, the Board declared a quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. On February 15, 2018, the dividend was paid entirely in shares of Class A common stock. The price per share of the Class A common stock used to determine the number of shares issued was equal to 95% of the average volume-weighted average price per share for each day during the five-consecutive day trading period ending immediately prior to the payment date This dividend was for the period beginning on the last payment date of November 15, 2017 through February 14, 2018 to shareholders of record as of February 1, 2018.

On April 17, 2018, the Board declared a contingent quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. However, the contingently declared payment was not ultimately paid as the Company was prohibited from paying cash dividends on the Series A preferred stock under the terms of its indebtedness. In order for the Company to pay the dividend in full in shares of Class A common stock, the average of the daily volume weighted average price per share of Class A Common Stock for each day during the five consecutive day trading period ending on, May 14, 2018 (the “Dividend Valuation Price”), was required to be at or above $0.76 (the “Floor Price”). The Dividend Valuation Price did not meet the Floor Price. The right for holders of Series A preferred stock to receive this dividend has been accrued. As of June 30, 2018, the Company had $1.8 million of dividends in arrears on the Series A preferred stock, which related solely to the scheduled May 15, 2018 dividend that was not paid.

On July 17, 2018, the Board declared a contingent quarterly dividend per share equal to 8.0% based on the liquidation preference of $50.00 per share on an annualized basis, or $1.00 per share, on the Series A preferred stock. See Note 16 “Subsequent Events,” in the Notes to Consolidated Financial Statements for further discussion.

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

13.      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted average number of shares of Class A common stock outstanding during the period. Shares of Class B common stock are not included in the calculation of earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share takes into account the potential dilutive effect of shares that could be issued by the Company in conjunction with the Series A preferred stock and from stock awards that have been granted to directors and employees. Awards of non-vested shares are considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though the award is contingent upon vesting. For the three and six months ended June 30, 2018, 988,015 restricted stock units, 286,203 performance share units, and 31,371,450 shares from the convertible Series A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect. For the three and six months ended June 30, 2017, 2,958,400 restricted stock units, 1,442,150 performance share units, and 31,405,672 shares from the convertible Series A preferred stock, were excluded from the calculation as they would have had an anti-dilutive effect.

The following is a calculation of the basic and diluted weighted-average number of shares of Class A common stock outstanding and EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Income (numerator):
Net income (loss) attributable to controlling interests	$(41,515)	$(82,216)	$(66,876)	$(83,603)
Less: Dividends and accretion on preferred stock	(1,963)	(1,966)	(3,931)	(3,993)
Net income (loss) attributable to common shareholder	$(43,478)	$(84,182)	$(70,807)	$(87,596)
Weighted-average shares (denominator):
Weighted-average number of shares of Class A common stock - basic	93,429	65,681	92,253	63,948
Weighted-average number of shares of Class A common stock - diluted	93,429	65,681	92,253	63,948
Earnings (loss) per share:
Basic - Net income (loss) attributable to common shareholders	$(0.47)	$(1.28)	$(0.77)	$(1.37)
Diluted - Net income (loss) attributable to common shareholders	$(0.47)	$(1.28)	$(0.77)	$(1.37)

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

In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. The Company amortized $0.4 million and $0.8 million of the deferred revenue balance during the three and six months ended June 30, 2018, respectively, and $0.5 million and $0.9 million of the deferred revenue balance during the three and six months ended June 30, 2017, respectively. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of $15.0 million Monarch equity interests to JEH, JEH assigned $2.4 million of the equity interests to Jonny Jones, the Company’s Chairman of the Board and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers, including Mike McConnell and Robert Brooks. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Jonny Jones and Mike McConnell. As of June 30, 2018, equity interests in Monarch of $0.3 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the three and six months ended June 30, 2018, equity interests of $0.0 million and $0.1 million, respectively, were distributed to management under the incentive plan. The Company recognized expense of $0.1 million and $0.1 million during the three and six months ended June 30, 2018, respectively, in connection with the incentive plan.

In September 2014, the Company signed a 10-year oil gathering and transportation agreement with Monarch Oil Pipeline LLC, pursuant to which Monarch Oil Pipeline LLC built, at its expense, a new oil gathering system and connected the gathering system to dedicated Company leases in Texas. At the time the Company entered into the agreement, Metalmark Capital owned the majority of the outstanding equity interests of Monarch Oil Pipeline LLC and/or its parent. The system began service during the fourth quarter of 2015 and provides connectivity to both a regional refinery market as well as the Cushing market hub. The Company incurred gathering fees, which were paid to Monarch Oil Pipeline LLC, of $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, associated with the approximately 0.2 MMBoe and 0.5 MMBoe, respectively, of oil production transported under the agreement. These costs are recorded as an offset to Oil and gas sales in the Company’s Consolidated Statement of Operations. The aforementioned production was recognized as Oil and gas sales on the Company’s Consolidated Statement of Operations at the time it was sold to the purchasers, who are unaffiliated third parties, after passing through the gathering and transportation system. The audit committee of the Board reviewed and approved the terms of the agreement with Monarch Oil Pipeline LLC.

Issuance of Class A Shares to JVL

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

Purchases of Senior Secured First Lien Notes by Q Investments

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

Letter Agreement with Q Investments

On February 5, 2018, in connection with the appointment of Scott McCarty to the Board, an affiliate of Q Investments delivered an Acknowledgement and Stipulation pursuant to which Q Investments and its affiliates agreed not to (i) effect, seek or propose (whether publicly or otherwise) to effect or participate in any solicitation of proxies or consents to vote any securities of the Company or any of its subsidiaries, including soliciting consents or taking other action with respect to calling of a special meeting of the stockholders of the Company or any of its subsidiaries or engaging in a withhold vote campaign and (ii) otherwise act, alone or in concert with others, to seek representation on the Board or any governing body of a subsidiary of the Company. The obligations set forth remained in effect until May 23, 2018, the day following the Annual Meeting.

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

16.      Subsequent Events

Contingent Preferred Stock Dividend Declared

On July 17, 2018, the Company’s Board declared a contingent quarterly dividend per share equal to 8.0% on an annualized basis based on the liquidation preference of $50.00 per share, or $1.00 per share, on the Series A preferred stock.  If paid, the dividend will be paid using the Company’s Class A common stock.  The price per share of the Class A common stock used to determine the number of shares to be issued (the “Dividend Valuation Price”) will be equal to 95% of the average volume-weighted average price per share for each day during the five consecutive day trading period ending immediately prior to the payment date. This contingent dividend is for the period beginning on the last scheduled payment date of May 15, 2018 through August 14, 2018 and, subject to the contingency described below, will be payable on August 15, 2018 to shareholders of record as of August 1, 2018. In order for the Company to pay the dividend in full in shares of Class A common stock in accordance with the terms of the Series A preferred stock, the Dividend Valuation Price must be at or above $0.76, as specified in the Certificate of Designations for the Series A preferred stock (the “Floor Price”). If the Dividend Valuation Price is below the Floor Price, the Series A preferred stock dividend payable on August 15, 2018 will not be paid by the Company and the right to receive those dividends will accrue for holders of Series A preferred stock. Future Preferred Stock dividend payments will be evaluated on a quarterly basis.

Appointment of Chief Executive Officer

On July 20, 2018, the Company, announced the appointment of Carl F. Giesler, Jr. as Chief Executive Officer of the Company, effective July 23, 2018. Prior to joining the Company, Mr. Giesler, age 46, served since September 2014 as the Chief Executive Officer and a Director of Glacier Oil & Gas Corp (“Glacier”) and its predecessor companies. Immediately prior to joining Glacier, Mr. Giesler served as a Managing Director with Harbinger Group Inc. where he led its oil & gas investment efforts since October 2011. Prior to joining Harbinger Group Inc., Mr. Giesler served in various oil & gas principal investing, financial and other roles with Harbinger Capital Partners, AIG FP, Morgan Stanley and Bain & Company. In addition to serving as a Director of Glacier and its predecessor companies, Mr. Giesler has also served on the boards of Compass Production Partners, LP (private) and North American Energy Partners, Inc. (public). Mr. Giesler received his Bachelor of Arts from the University of Virginia and his Juris Doctorate from Harvard Law School. He is also a CFA Charterholder.

On July 12, 2018, Jones Energy, LLC, a wholly owned subsidiary of the Company, entered into an Employment Agreement (the “Agreement”) with Mr. Giesler, effective July 23, 2018 (the “Effective Date”), and unless terminated earlier in accordance with its terms, the Agreement will continue for an initial term of two years. In addition, on each anniversary of the Effective Date following the initial term, unless the Agreement has been terminated, the term of the Agreement will automatically be extended for an additional year unless either party provides written notice of non-renewal at least 90 days prior to such anniversary.

Prior to the Effective Date, Jeff Tanner served as the Interim Chief Executive Officer and the Chief Operating Officer of the Company. Upon the effectiveness of Mr. Giesler’s appointment as Chief Executive Officer, Mr. Tanner will cease to serve as the Interim Chief Executive Officer of the Company but will continue to serve as the Chief Operating Officer of the Company.

Changes to the Board of Directors

On July 20, 2018, the members of the Board of the Company voted unanimously to increase the size of the Board from seven members to eight members and, based on the selection made by the requisite holders pursuant to the Amended and Restated Registration Rights and Stockholders Agreement, dated as of May 2, 2017, appointed Stephen Jones to fill the vacancy created by the increased size of the Board and in anticipation of Mike S. McConnell’s resignation (as discussed below). Mr. Jones is the brother of Jonny Jones, the Chairman of the Board and the former Chief Executive Officer of the Company.

Also on July 20, 2018, Mr. McConnell, a member of the Board, notified the Company of his resignation from the Board, effective July 23, 2018 immediately following the effectiveness of Mr. Jones’ appointment to the Board. Mr. McConnell’s resignation from the Board did not result from any disagreement with the Company.

17.      Subsidiary Guarantors

The 2022 Notes and the 2023 Notes are guaranteed on a senior unsecured basis by the Company and by all of JEH’s current subsidiaries (except Jones Energy Finance Corp. and two immaterial subsidiaries) and certain future subsidiaries, including any future subsidiaries that guarantee any indebtedness under the Revolver. Each subsidiary guarantor is 100% owned by JEH, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2022 Notes and 2023 Notes, as discussed below, and joint and several with all other subsidiary guarantees and the parent guarantees thereunder. Any subsidiaries of JEH other than the subsidiary guarantors and Jones Energy Finance Corp. are immaterial.

The 2023 First Lien Notes are guaranteed on a senior secured basis by the Company and by all of JEH’s current subsidiaries (except Jones Energy Finance Corp. and two immaterial subsidiaries) and certain future subsidiaries Each subsidiary guarantor is 100% owned by JEH, and all guarantees are full and unconditional, subject to customary exceptions pursuant to the indenture governing our 2023 First Lien Notes, as discussed below, and joint and several with all other subsidiary guarantees and the parent guarantee thereunder.

Guarantees of the 2022 Notes, 2023 Notes and 2023 First Lien Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not the Company or a restricted subsidiary of the Company, (ii) if the Company designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, or (iv) (in the case of the 2022 Notes and the 2023 Notes) at such time as such guarantor ceases to guarantee any other indebtedness of the Company or any other guarantor.

The Company is a holding company whose sole material asset is an equity interest in JEH. The Company is the sole managing member of JEH and is responsible for all operational, management and administrative decisions related to JEH’s business. In accordance with JEH’s limited liability company agreement, the Company may not be removed as the sole managing member of JEH.

Jones Energy, Inc.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2018

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,591	$135,069	$9,390	$20	$—	$148,070
Accounts receivable, net
Oil and gas sales	—	—	39,990	—	—	39,990
Joint interest owners	—	—	34,789	—	—	34,789
Other	—	600	567	—	—	1,167
Commodity derivative assets	—	723	—	—	—	723
Other current assets	1,871	599	4,600	—	—	7,070
Intercompany receivable	399,703	1,184,425	—	—	(1,584,128)	—
Total current assets	405,165	1,321,416	89,336	20	(1,584,128)	231,809
Oil and gas properties, net, under the successful efforts method	—	—	1,620,083	—	—	1,620,083
Other property, plant and equipment, net	—	—	1,761	482	—	2,243
Commodity derivative assets	—	1,371	—	—	—	1,371
Other assets	—	309	684	—	—	993
Investment in subsidiaries	149,284	101,024	—	—	(250,308)	—
Total assets	$554,449	$1,424,120	$1,711,864	$502	$(1,834,436)	$1,856,499
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$—	$544	$43,179	$2	$—	$43,725
Oil and gas sales payable	—	—	39,930	—	—	39,930
Accrued liabilities	—	30,879	15,320	—	—	46,199
Commodity derivative liabilities	—	46,686	—	—	—	46,686
Other current liabilities	—	1,723	2,140	—	—	3,863
Intercompany payable	—	—	1,580,906	3,222	(1,584,128)	—
Total current liabilities	—	79,832	1,681,475	3,224	(1,584,128)	180,403
Long-term debt	—	978,727	—	—	—	978,727
Deferred revenue	—	4,675	—	—	—	4,675
Commodity derivative liabilities	—	14,949	—	—	—	14,949
Asset retirement obligations	—	—	20,146	—	—	20,146
Liability under tax receivable agreement	50,529	—	—	—	—	50,529
Other liabilities	—	28	846	—	—	874
Deferred tax liabilities	8,480	1,252	—	—	—	9,732
Total liabilities	59,009	1,079,463	1,702,467	3,224	(1,584,128)	1,260,035
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,837,995 shares issued and outstanding at June 30, 2018	91,534	—	—	—	—	91,534
Stockholders’/ members' equity (deficit)
Members' equity	—	344,657	9,397	(2,722)	(351,332)	—
Class A common stock, $0.001 par value; 93,799,481 shares issued and 93,776,879 shares outstanding at June 30, 2018	94	—	—	—	—	94
Class B common stock, $0.001 par value; 9,074,330 shares issued and outstanding at June 30, 2018	9	—	—	—	—	9
Treasury stock, at cost: 22,602 shares at June 30, 2018	(358)	—	—	—	—	(358)
Additional paid-in-capital	611,242	—	—	—	—	611,242
Retained earnings (deficit)	(207,081)	—	—	—	—	(207,081)
Stockholders' equity (deficit)	403,906	344,657	9,397	(2,722)	(351,332)	403,906
Non-controlling interest	—	—	—	—	101,024	101,024
Total stockholders’ equity	403,906	344,657	9,397	(2,722)	(250,308)	504,930
Total liabilities and stockholders’ equity	$554,449	$1,424,120	$1,711,864	$502	$(1,834,436)	$1,856,499

Jones Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$5,248	$1,180	$13,024	$20	$—	$19,472
Accounts receivable, net
Oil and gas sales	—	—	34,492	—	—	34,492
Joint interest owners	—	—	31,651	—	—	31,651
Other	—	—	1,236	—	—	1,236
Commodity derivative assets	—	3,474	—	—	—	3,474
Other current assets	1,866	358	12,152	—	—	14,376
Intercompany receivable	383,849	1,146,647	—	—	(1,530,496)	—
Total current assets	390,963	1,151,659	92,555	20	(1,530,496)	104,701
Oil and gas properties, net, under the successful efforts method	—	—	1,597,040	—	—	1,597,040
Other property, plant and equipment, net	—	—	2,192	527	—	2,719
Commodity derivative assets	—	172	—	—	—	172
Other assets	—	4,427	1,004	—	—	5,431
Investment in subsidiaries	242,617	116,349	—	—	(358,966)	—
Total assets	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$138	$247	$72,278	$—	$—	$72,663
Oil and gas sales payable	—	—	31,462	—	—	31,462
Accrued liabilities	62	11,363	10,172	7	—	21,604
Commodity derivative liabilities	—	36,709	—	—	—	36,709
Other current liabilities	1,606	1,723	720	—	—	4,049
Intercompany payable	—	—	1,527,418	3,078	(1,530,496)	—
Total current liabilities	1,806	50,042	1,642,050	3,085	(1,530,496)	166,487
Long-term debt	—	759,316	—	—	—	759,316
Deferred revenue	—	5,457	—	—	—	5,457
Commodity derivative liabilities	—	8,788	—	—	—	8,788
Asset retirement obligations	—	—	19,652	—	—	19,652
Liability under tax receivable agreement	59,596	—	—	—	—	59,596
Other liabilities	—	68	743	—	—	811
Deferred tax liabilities	12,852	1,429	—	—	—	14,281
Total liabilities	74,254	825,100	1,662,445	3,085	(1,530,496)	1,034,388
Mezzanine equity
Series A preferred stock, $0.001 par value; 1,839,995 shares issued and outstanding at December 31, 2017	89,539	—	—	—	—	89,539
Stockholders’/ members' equity (deficit)
Members' equity	—	447,507	30,346	(2,538)	(475,315)	—
Class A common stock, $0.001 par value; 90,139,840 shares issued and 90,117,238 shares outstanding at December 31, 2017	90	—	—	—	—	90
Class B common stock, $0.001 par value; 9,627,821 shares issued and outstanding at December 31, 2017	10	—	—	—	—	10
Treasury stock, at cost: 22,602 shares at December 31, 2017	(358)	—	—	—	—	(358)
Additional paid-in-capital	606,319	—	—	—	—	606,319
Retained earnings (deficit)	(136,274)	—	—	—	—	(136,274)
Stockholders' equity (deficit)	469,787	447,507	30,346	(2,538)	(475,315)	469,787
Non-controlling interest	—	—	—	—	116,349	116,349
Total stockholders’ equity	469,787	447,507	30,346	(2,538)	(358,966)	586,136
Total liabilities and stockholders’ equity	$633,580	$1,272,607	$1,692,791	$547	$(1,889,462)	$1,710,063

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended June 30, 2018

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$64,748	$—	$—	$64,748
Other revenues	—	408	99	—	—	507
Total operating revenues	—	408	64,847	—	—	65,255
Operating costs and expenses
Lease operating	—	—	11,592	—	—	11,592
Production and ad valorem taxes	—	—	3,284	—	—	3,284
Transportation and processing costs	—	—	885	—	—	885
Exploration	—	—	1,528	—	—	1,528
Depletion, depreciation and amortization	—	—	44,706	23	—	44,729
Accretion of ARO liability	—	—	264	—	—	264
General and administrative	9	1,468	6,335	84	—	7,896
Total operating expenses	9	1,468	68,594	107	—	70,178
Operating income (loss)	(9)	(1,060)	(3,747)	(107)	—	(4,923)
Other income (expense)
Interest expense	—	(22,787)	(268)	—	—	(23,055)
Net gain (loss) on commodity derivatives	—	(30,145)	—	—	—	(30,145)
Other income (expense)	5,599	(34)	209	—	—	5,774
Other income (expense), net	5,599	(52,966)	(59)	—	—	(47,426)
Income (loss) before income tax	5,590	(54,026)	(3,806)	(107)	—	(52,349)
Equity interest in income (loss)	(52,564)	(5,375)	—	—	57,939	—
Income tax provision (benefit)	(5,459)	41	—	—	—	(5,418)
Net income (loss)	(41,515)	(59,442)	(3,806)	(107)	57,939	(46,931)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(5,416)	(5,416)
Net income (loss) attributable to controlling interests	$(41,515)	$(59,442)	$(3,806)	$(107)	$63,355	$(41,515)
Dividends and accretion on preferred stock	(1,963)	—	—	—	—	(1,963)
Net income (loss) attributable to common shareholders	$(43,478)	$(59,442)	$(3,806)	$(107)	$63,355	$(43,478)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended June 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$48,114	$—	$—	$48,114
Other revenues	—	485	27	—	—	512
Total operating revenues	—	485	48,141	—	—	48,626
Operating costs and expenses
Lease operating	—	—	9,425	—	—	9,425
Production and ad valorem taxes	—	—	2,790	—	—	2,790
Exploration	—	—	6,725	—	—	6,725
Depletion, depreciation and amortization	—	—	45,313	23	—	45,336
Impairment of oil and gas properties	—	—	148,016	—	—	148,016
Accretion of ARO liability	—	—	266	—	—	266
General and administrative	—	2,920	5,626	87	—	8,633
Total operating expenses	—	2,920	218,161	110	—	221,191
Operating income (loss)	—	(2,435)	(170,020)	(110)	—	(172,565)
Other income (expense)
Interest expense	—	(12,941)	264	—	—	(12,677)
Net gain (loss) on commodity derivatives	—	21,527	—	—	—	21,527
Other income (expense)	27,580	(24)	(55)	—	—	27,501
Other income (expense), net	27,580	8,562	209	—	—	36,351
Income (loss) before income tax	27,580	6,127	(169,811)	(110)	—	(136,214)
Equity interest in income (loss)	(112,018)	(51,776)	—	—	163,794	—
Income tax provision (benefit)	(2,222)	(14)	—	—	—	(2,236)
Net income (loss)	(82,216)	(45,635)	(169,811)	(110)	163,794	(133,978)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(51,762)	(51,762)
Net income (loss) attributable to controlling interests	$(82,216)	$(45,635)	$(169,811)	$(110)	$215,556	$(82,216)
Dividends and accretion on preferred stock	(1,966)	—	—	—	—	(1,966)
Net income (loss) attributable to common shareholders	$(84,182)	$(45,635)	$(169,811)	$(110)	$215,556	$(84,182)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2018

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$122,886	$—	$—	$122,886
Other revenues	—	782	(924)	—	—	(142)
Total operating revenues	—	782	121,962	—	—	122,744
Operating costs and expenses
Lease operating	—	—	21,821	—	—	21,821
Production and ad valorem taxes	—	—	6,035	—	—	6,035
Transportation and processing costs	—	—	1,591	—	—	1,591
Exploration	—	—	4,827	—	—	4,827
Depletion, depreciation and amortization	—	—	86,124	46	—	86,170
Accretion of ARO liability	—	—	515	—	—	515
General and administrative	9	4,675	10,644	138	—	15,466
Total operating expenses	9	4,675	131,557	184	—	136,425
Operating income (loss)	(9)	(3,893)	(9,595)	(184)	—	(13,681)
Other income (expense)
Interest expense	—	(44,406)	(511)	—	—	(44,917)
Net gain (loss) on commodity derivatives	—	(39,167)	—	—	—	(39,167)
Other income (expense)	9,081	(59)	4,482	—	—	13,504
Other income (expense), net	9,081	(83,632)	3,971	—	—	(70,580)
Income (loss) before income tax	9,072	(87,525)	(5,624)	(184)	—	(84,261)
Equity interest in income (loss)	(84,198)	(9,135)	—	—	93,333	—
Income tax provision (benefit)	(8,250)	(160)	—	—	—	(8,410)
Net income (loss)	(66,876)	(96,500)	(5,624)	(184)	93,333	(75,851)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(8,975)	(8,975)
Net income (loss) attributable to controlling interests	$(66,876)	$(96,500)	$(5,624)	$(184)	$102,308	$(66,876)
Dividends and accretion on preferred stock	(3,931)	—	—	—	—	(3,931)
Net income (loss) attributable to common shareholders	$(70,807)	$(96,500)	$(5,624)	$(184)	$102,308	$(70,807)

Jones Energy, Inc.

Condensed Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2017

			Guarantor	Non-Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues
Oil and gas sales	$—	$—	$88,791	$—	$—	$88,791
Other revenues	—	942	126	—	—	1,068
Total operating revenues	—	942	88,917	—	—	89,859
Operating costs and expenses
Lease operating	—	—	18,231	—	—	18,231
Production and ad valorem taxes	—	—	1,884	—	—	1,884
Exploration	—	—	9,669	—	—	9,669
Depletion, depreciation and amortization	—	—	80,945	45	—	80,990
Impairment of oil and gas properties	—	—	148,016	—	—	148,016
Accretion of ARO liability	—	—	467	—	—	467
General and administrative	—	5,913	10,630	131	—	16,674
Total operating expenses	—	5,913	269,842	176	—	275,931
Operating income (loss)	—	(4,971)	(180,925)	(176)	—	(186,072)
Other income (expense)
Interest expense	—	(25,755)	191	—	—	(25,564)
Net gain (loss) on commodity derivatives	—	43,847	—	—	—	43,847
Other income (expense)	28,248	(48)	(119)	—	—	28,081
Other income (expense), net	28,248	18,044	72	—	—	46,364
Income (loss) before income tax	28,248	13,073	(180,853)	(176)	—	(139,708)
Equity interest in income (loss)	(114,072)	(53,884)	—	—	167,956	—
Income tax provision (benefit)	(2,221)	6	—	—	—	(2,215)
Net income (loss)	(83,603)	(40,817)	(180,853)	(176)	167,956	(137,493)
Net income (loss) attributable to non-controlling interests	—	—	—	—	(53,890)	(53,890)
Net income (loss) attributable to controlling interests	$(83,603)	$(40,817)	$(180,853)	$(176)	$221,846	$(83,603)
Dividends and accretion on preferred stock	(3,993)	—	—	—	—	(3,993)
Net income (loss) attributable to common shareholders	$(87,596)	$(40,817)	$(180,853)	$(176)	$221,846	$(87,596)

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2018

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(66,876)	$(96,500)	$(5,624)	$(184)	$93,333	$(75,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	65,316	40,169	110,327	184	(93,333)	122,663
Net cash (used in) / provided by operations	(1,560)	(56,331)	104,703	—	—	46,812
Cash flows from investing activities
Additions to oil and gas properties	—	—	(114,832)	—	—	(114,832)
Proceeds from sales of assets	—	—	6,566	—	—	6,566
Acquisition of other property, plant and equipment	—	—	(71)	—	—	(71)
Current period settlements of matured derivative contracts	—	(25,655)	—	—	—	(25,655)
Net cash (used in) / provided by investing	—	(25,655)	(108,337)	—	—	(133,992)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	20,000	—	—	—	20,000
Repayment of long-term debt	—	(231,000)	—	—	—	(231,000)
Proceeds from senior notes	—	438,867	—	—	—	438,867
Payment of debt issuance costs	—	(11,537)	—	—	—	(11,537)
Payment of cash dividends on preferred stock	(97)	—	—	—	—	(97)
Net payments for share based compensation	—	(455)	—	—	—	(455)
Net cash (used in) / provided by financing	(97)	215,875	—	—	—	215,778
Net increase (decrease) in cash and cash equivalents	(1,657)	133,889	(3,634)	—	—	128,598
Cash and cash equivalents
Beginning of period	5,248	1,180	13,024	20	—	19,472
End of period	$3,591	$135,069	$9,390	$20	$—	$148,070

Jones Energy, Inc.

Condensed Consolidating Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2017

				Non-
			Guarantor	Guarantor
(in thousands of dollars)	JEI (Parent)	Issuers	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(83,603)	$(40,817)	$(180,853)	$(176)	$167,956	$(137,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	53,633	(7,016)	280,134	176	(167,956)	158,971
Net cash (used in) / provided by operations	(29,970)	(47,833)	99,281	—	—	21,478
Cash flows from investing activities
Additions to oil and gas properties	—	—	(107,250)	—	—	(107,250)
Net adjustments to purchase price of properties acquired	—	—	2,391	—	—	2,391
Proceeds from sales of assets	—	—	2,730	—	—	2,730
Acquisition of other property, plant and equipment	—	—	(436)	—	—	(436)
Current period settlements of matured derivative contracts	—	45,738	—	—	—	45,738
Net cash (used in) / provided by investing	—	45,738	(102,565)	—	—	(56,827)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,000	—	—	—	75,000
Repayment under long-term debt	—	(72,000)	—	—	—	(72,000)
Payment of dividends on preferred stock	(3,367)	—	—	—	—	(3,367)
Net distributions paid to JEH unitholders	1,075	(1,637)	—	—	—	(562)
Net payments for share based compensation	—	(462)	—	—	—	(462)
Proceeds from sale of common stock	8,352	—	—	—	—	8,352
Net cash (used in) / provided by financing	6,060	901	—	—	—	6,961
Net increase (decrease) in cash	(23,910)	(1,194)	(3,284)	—	—	(28,388)
Cash
Beginning of period	27,164	1,975	5,483	20	—	34,642
End of period	$3,254	$781	$2,199	$20	$—	$6,254

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2018, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report and in our quarterly report for the quarter ended March 31, 2018, filed on May 4, 2018 with the Commission. Unless indicated otherwise in this Quarterly Report or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”). Jones Energy, Inc. (“JONE”) is a holding company whose sole material asset is an equity interest in JEH.

Overview

We are an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the mid-continent United States, spanning areas of Oklahoma and Texas. Our Chairman of the Board, Jonny Jones, founded our predecessor company in 1988 in continuation of his family’s long history in the oil and gas business, which dates back to the 1920’s. We have grown by leveraging our focus on low-cost drilling and completion methods and our horizontal drilling expertise to develop our inventory and execute several strategic acquisitions. We have accumulated extensive knowledge and experience in developing the Anadarko Basin, having concentrated our operations there for over 25 years. We have drilled nearly 950 total wells as operator, including over 770 horizontal wells, since our formation. Our operations are focused on horizontal drilling within two distinct areas in Oklahoma and Texas:

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

Second Quarter and Year-to-Date 2018 Highlights:

•

The Company has proactively initiated discussions with its unsecured noteholders. The aim of these liability management discussions is to achieve increased financial flexibility to optimize the value of Jones Energy’s core Merge and Western Anadarko Basin (“WAB”) assets for the benefit of all stakeholders.

•

The Company remains active in its evaluation of strategic alternatives as well as its pursuit of a DrillCo with an exclusive joint development partner in order to accelerate drilling and value creation.

•	2018 Merge wells brought online showing average peak IP30 of 183 Boe/d per 1,000’ of lateral in the Meramec and 120 Boe/d per 1,000’ of lateral in the Woodford (3-stream).

•

Net loss for the second quarter of 2018 of $46.9 million, or a net loss of $0.47 per share, non-GAAP adjusted net loss of $28.7 million, or an adjusted net loss of $0.29 per share, and EBITDAX of $29.7 million.

Appointment of Chief Executive Officer

On July 20, 2018, the Company, announced the appointment of Carl F. Giesler, Jr. as Chief Executive Officer of the Company, effective July 23, 2018. Prior to joining the Company, Mr. Giesler, age 46, served since September 2014 as the Chief Executive Officer and a Director of Glacier Oil & Gas Corp (“Glacier”) and its predecessor companies. Immediately prior to joining Glacier, Mr. Giesler served as a Managing Director with Harbinger Group Inc. where he led its oil & gas investment efforts since October 2011. Prior to joining Harbinger Group Inc., Mr. Giesler served in various oil & gas principal investing, financial and other roles with Harbinger Capital Partners, AIG FP, Morgan Stanley and Bain & Company. In addition to serving as a Director of Glacier and its predecessor companies, Mr. Giesler has also served on the boards of Compass Production Partners, LP (private) and North American Energy Partners, Inc. (public). Mr. Giesler received his Bachelor of Arts from the University of Virginia and his Juris Doctorate from Harvard Law School. He is also a CFA Charterholder.

On July 12, 2018, Jones Energy, LLC, a wholly owned subsidiary of the Company, entered into an Employment Agreement (the “Agreement”) with Mr. Giesler, effective July 23, 2018 (the “Effective Date”), and unless terminated earlier in accordance with its terms, the Agreement will continue for an initial term of two years. In addition, on each anniversary of the Effective Date following the initial term, unless the Agreement has been terminated, the term of the Agreement will automatically be extended for an additional year unless either party provides written notice of non-renewal at least 90 days prior to such anniversary.

Prior to the Effective Date, Jeff Tanner served as the Chief Operating Officer and Interim Chief Executive Officer of the Company. Upon the effectiveness of Mr. Giesler’s appointment as Chief Executive Officer, Mr. Tanner will cease to serve as the Interim Chief Executive Officer of the Company but will continue to serve as the Chief Operating Officer of the Company.

Changes to the Board of Directors

On July 20, 2018, the members of the Board of the Company voted unanimously to increase the size of the Board from seven members to eight members and, based on the selection made by the requisite holders pursuant to the Amended and Restated Registration Rights and Stockholders Agreement, dated as of May 2, 2017, appointed Stephen Jones to fill the vacancy created by the increased size of the Board and in anticipation of Mike S. McConnell’s resignation (as discussed below). Mr. Jones is the brother of Jonny Jones, the Chairman of the Board and the former Chief Executive Officer of the Company.

Also on July 20, 2018, Mr. McConnell, a member of the Board, notified the Company of his resignation from the Board, effective July 23, 2018 immediately following the effectiveness of Mr. Jones’ appointment to the Board. Mr. McConnell’s resignation from the Board did not result from any disagreement with the Company.

Results of Operations

The following table sets forth selected financial data of Jones Energy, Inc. for the periods indicated.

(in thousands of dollars except for	Three Months Ended June 30,			Six Months Ended June 30,
production, sales price and average cost data)	2018	2017	Change	2018	2017	Change
Revenues:
Oil	$41,933	$23,312	$18,621	$78,610	$41,579	$37,031
Natural gas	7,045	12,767	(5,722)	15,232	24,194	(8,962)
NGLs	15,770	12,035	3,735	29,044	23,018	6,026
Total oil and gas	64,748	48,114	16,634	122,886	88,791	34,095
Other	507	512	(5)	(142)	1,068	(1,210)
Total operating revenues	65,255	48,626	16,629	122,744	89,859	32,885
Costs and expenses:
Lease operating	11,592	9,425	2,167	21,821	18,231	3,590
Production and ad valorem taxes	3,284	2,790	494	6,035	1,884	4,151
Transportation and processing costs	885	—	885	1,591	—	1,591
Exploration	1,528	6,725	(5,197)	4,827	9,669	(4,842)
Depletion, depreciation and amortization	44,729	45,336	(607)	86,170	80,990	5,180
Impairment of oil and gas properties	—	148,016	(148,016)	—	148,016	(148,016)
Accretion of ARO liability	264	266	(2)	515	467	48
General and administrative	7,896	8,633	(737)	15,466	16,674	(1,208)
Total costs and expenses	70,178	221,191	(151,013)	136,425	275,931	(139,506)
Operating income (loss)	(4,923)	(172,565)	167,642	(13,681)	(186,072)	172,391
Other income (expenses):
Interest expense	(23,055)	(12,677)	(10,378)	(44,917)	(25,564)	(19,353)
Net gain (loss) on commodity derivatives	(30,145)	21,527	(51,672)	(39,167)	43,847	(83,014)
Other income/(expense)	5,774	27,501	(21,727)	13,504	28,081	(14,577)
Total other income (expense)	(47,426)	36,351	(83,777)	(70,580)	46,364	(116,944)
Income (loss) before income tax	(52,349)	(136,214)	83,865	(84,261)	(139,708)	55,447
Income tax provision (benefit)	(5,418)	(2,236)	(3,182)	(8,410)	(2,215)	(6,195)
Net income (loss)	(46,931)	(133,978)	87,047	(75,851)	(137,493)	61,642
Net income (loss) attributable to non-controlling interests	(5,416)	(51,762)	46,346	(8,975)	(53,890)	44,915
Net income (loss) attributable to controlling interests	$(41,515)	$(82,216)	$40,701	$(66,876)	$(83,603)	$16,727
Dividends and accretion on preferred stock	(1,963)	(1,966)	3	(3,931)	(3,993)	62
Net income (loss) attributable to common shareholders	$(43,478)	$(84,182)	$40,704	$(70,807)	$(87,596)	$16,789

Net production volumes:
Oil (MBbls)	638	525	113	1,239	910	329
Natural gas (MMcf)	5,761	5,836	(75)	10,668	10,491	177
NGLs (MBbls)	674	668	6	1,253	1,206	47
Total (MBoe)	2,272	2,166	107	4,270	3,865	406
Average net (Boe/d)	24,967	23,802	1,165	23,591	21,354	2,237
Average sales price, unhedged:
Oil (per Bbl), unhedged	$65.73	$44.40	$21.33	$63.45	$45.69	$17.76
Natural gas (per Mcf), unhedged	1.22	2.19	(0.97)	1.43	2.31	(0.88)
NGLs (per Bbl), unhedged	23.40	18.02	5.38	23.18	19.09	4.09
Combined (per Boe), unhedged	28.50	22.21	6.29	28.78	22.97	5.81
Average sales price, hedged:
Oil (per Bbl), hedged	$49.77	$61.30	$(11.53)	$50.55	$82.47	$(31.92)
Natural gas (per Mcf), hedged	1.45	4.04	(2.59)	1.62	3.84	(2.22)
NGLs (per Bbl), hedged	17.93	15.36	2.57	17.15	14.65	2.50
Combined (per Boe), hedged	22.98	30.49	(7.51)	23.75	34.42	(10.67)
Average costs (per BOE):
Lease operating	$5.10	$4.35	$0.75	$5.11	$4.72	$0.39
Production and ad valorem taxes	1.45	1.29	0.16	1.41	0.49	0.92
Depletion, depreciation and amortization	19.69	20.93	(1.24)	20.18	20.95	(0.77)
General and administrative	3.48	3.99	(0.51)	3.62	4.31	(0.69)

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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to EBITDAX for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Reconciliation of net income to EBITDAX
Net income (loss)	$(46,931)	$(133,978)	$(75,851)	$(137,493)
Interest expense	23,055	12,677	44,917	25,564
Exploration expense	1,528	6,725	4,827	9,669
Income taxes	(5,418)	(2,236)	(8,410)	(2,215)
Depreciation and depletion	44,729	45,336	86,170	80,990
Impairment of oil and natural gas properties	—	148,016	—	148,016
Accretion of ARO liability	264	266	515	467
Change in TRA liability	(5,599)	(27,598)	(9,081)	(28,266)
Other non-cash charges	25	1,266	376	1,307
Stock compensation expense	(356)	1,764	974	3,736
Deferred and other non-cash compensation expense	7	44	84	180
Net (gain) loss on derivative contracts	30,145	(21,527)	39,167	(43,847)
Current period settlements of matured derivative contracts	(12,537)	17,921	(21,477)	44,253
Amortization of deferred revenue	(408)	(484)	(782)	(942)
(Gain) loss on sale of assets	1,179	55	(1,945)	119
Financing expenses and other loan fees	34	24	59	48
EBITDAX	$29,717	$48,271	$59,543	$101,586

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

The following tables provide a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2018	2017	2018	2017
Net income (loss)	$(46,931)	$(133,978)	$(75,851)	$(137,493)
Net (gain) loss on derivative contracts	30,145	(21,527)	39,167	(43,847)
Current period settlements of matured derivative contracts	(12,537)	17,921	(21,477)	44,253
Impairment of oil and gas properties	—	148,016	—	148,016
Exploration	1,528	6,725	4,827	9,669
Non-cash stock compensation expense	(356)	1,764	974	3,736
Deferred and other non-cash compensation expense	7	44	84	180
Financing expenses	638	—	3,885	—
Tax impact of adjusting items (1)	(3,645)	(31,247)	(5,509)	(33,123)
Change in TRA liability	(5,599)	(27,598)	(9,081)	(28,266)
Change in valuation allowance	8,067	44,577	12,163	45,489
Adjusted net income (loss)	(28,683)	4,697	(50,818)	8,614
Adjusted net income (loss) attributable to non-controlling interests	(3,659)	(3,991)	(6,446)	(3,018)
Adjusted net income (loss) attributable to controlling interests	(25,024)	8,688	(44,372)	11,632
Dividends and accretion on preferred stock	(1,963)	(1,966)	(3,931)	(3,993)
Adjusted net income (loss) attributable to common shareholders	$(26,987)	$6,722	$(48,303)	$7,639

Earnings per share (basic and diluted):	$(0.47)	$(1.28)	$(0.77)	$(1.37)
Net (gain) loss on derivative contracts	0.29	(0.23)	0.39	(0.46)
Current period settlements of matured derivative contracts	(0.12)	0.19	(0.21)	0.46
Impairment of oil and gas properties	—	1.55	—	1.60
Exploration	0.01	0.07	0.05	0.10
Non-cash stock compensation expense	—	0.02	0.01	0.04
Deferred and other non-cash compensation expense	—	—	—	—
Financing expenses	0.01	—	0.04	—
Tax impact of adjusting items (1)	(0.04)	(0.48)	(0.06)	(0.53)
Change in TRA liability	(0.06)	(0.42)	(0.10)	(0.44)
Change in valuation allowance	0.09	0.68	0.13	0.72
Adjusted earnings per share (basic and diluted)	$(0.29)	$0.10	$(0.52)	$0.12

Weighted average Class A shares outstanding:
Basic	93,429	65,681	92,253	63,948
Diluted	93,429	65,681	92,253	63,948
Effective tax rate on net income (loss) attributable to controlling interests	21.3%	40.3%	21.3%	40.0%

(1)

In arriving at adjusted net income, the tax impact of the adjustments to net income is determined by applying the appropriate tax rate to each adjustment and then allocating the tax impact between the controlling and non-controlling interests.

Results of Operations - Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

Operating revenues

Oil and gas sales. Oil and gas sales increased $16.6 million, or 34.5%, to $64.7 million for the three months ended June 30, 2018, as compared to $48.1 million for the three months ended June 30, 2017. The increase was attributable to the increase in production volumes ($7.4 million) and the increase in commodity prices ($9.2 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $44.40 per Bbl for the three months ended June 30, 2017 to $65.73 per Bbl for the three months ended June 30, 2018, or 48.0%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $2.19 per Mcf for the three months ended June 30, 2017 to $1.22 per Mcf for the three months ended June 30, 2018, or 44.3%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $18.02 per Bbl for the three months ended June 30, 2017 to $23.40 per Bbl for the three months ended June 30, 2018, or 29.9%. Average daily production increased 4.9% to 24,967 Boe per day for the three months ended June 30, 2018 as compared to 23,802 Boe per day for the three months ended June 30, 2017.

Costs and expenses

Lease operating. Lease operating expenses increased by $2.2 million, or 23.4%, to $11.6 million for the three months ended June 30, 2018, as compared to $9.4 million for the three months ended June 30, 2017. The increase in lease operating expenses was primarily attributable to the increase in number of producing wells, specifically as a result of our continued drilling program in the Merge. On a per unit basis, lease operating expenses increased $0.75 per Boe, or 17.2%, from $4.35 per Boe in the three months ended June 30, 2017 to $5.10 per Boe in the three months ended June 30, 2018.

Production and ad valorem taxes. Production and ad valorem taxes increased by $0.5 million to $3.3 million for the three months ended June 30, 2018, as compared to $2.8 million for the three months ended June 30, 2017. Production taxes increased $0.1 million, from $2.3 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Additionally, estimated ad valorem taxes increased $0.4 million, from $0.5 million for the three months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018. The average effective rate excluding the impact of ad valorem taxes decreased from 4.8% for the three months ended June 30, 2017 to 3.7% for the three months ended June 30, 2018.

Exploration. Exploration expense decreased from $6.7 million for the three months ended June 30, 2017 to $1.5 million for the three months ended June 30, 2018. The Company recognized charges for lease abandonment of $0.3 million during the three months ended June 30, 2018 as compared to $5.2 million during the three months ended June 30, 2017, relating to certain leases that the Company decided during the respective three-month period not to develop and to let lapse. Spending during the three months ended June 30, 2018 primarily related to geological data and seismic processing associated with unproved acreage, focused mainly in the Eastern Anadarko Basin. No exploratory wells resulted in exploration expense during the three months ended June 30 of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased by $0.6 million, or 1.3%, to $44.7 million for the three months ended June 30, 2018, as compared to $45.3 million for the three months ended June 30, 2017. The decrease was primarily the result of the Arkoma Divestiture offset by increased capital spending related to our continued drilling program in the Merge area. On a per unit basis, depletion expense decreased $1.24 per Boe or 5.9% from $20.93 per Boe for the three months ended June 30, 2017 to $19.69 per Boe for the three months ended June 30, 2018.

Impairment of oil and gas properties. As of June 30, 2017, the Company’s Arkoma Basin oil and gas property assets and related liabilities were classified as held for sale due to the pending Arkoma Divestiture. Based on the Company’s sales price, an impairment charge of $148.0 million was recognized during the three months ended June 30, 2017. No impairment charges were recognized during the three months ended June 30, 2018.

General and administrative. General and administrative expenses decreased by $0.7 million, or 8.1%, to $7.9 million for the three months ended June 30, 2018, as compared to $8.6 million for the three months ended June 30, 2017. Non-cash compensation expense decreased $2.2 million, from an expense position of $1.8 million for the three months ended June 30, 2017 to an income position of $0.4 million for the three months ended June 30, 2018. This decrease was offset by additional compensation expense of $1.7 million in the three months ended June 30, 2018 associated with the acceleration of certain unvested equity compensation awards made to certain members of our senior management team who departed on April 17, 2018. On a per unit basis, general and administrative expenses, excluding all non-cash items, increased from $2.57 per Boe for the three months ended June 30, 2017 to $3.51 per Boe for the three months ended June 30, 2018.

Interest expense. Interest expense increased by $10.4 million, or 81.9%, to $23.1 million for the three months ended June 30, 2018, as compared to $12.7 million for the three months ended June 30, 2017. The increase was driven by the issuance of the 2023 First Lien Notes on February 14, 2018. See Note 5, “Long-Term Debt,” for further details. During the three months ended June 30, 2018, borrowings under the Revolver, the 2022 Notes, the 2023 Notes, and the 2023 First Lien Notes bore interest at a weighted average rate of 4.75%, 6.75%, 9.25% and 9.25%, respectively. Average outstanding balances for the three months ended June 30, 2018 were $24.2 million, $409.1 million, $150.0 million, and $450.0 million under the Revolver, the 2022 Notes, the 2023 Notes and the 2023 First Lien Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net loss of $30.1 million for the three months ended June 30, 2018, as compared to a net gain of $21.5 million for the three months ended June 30, 2017. The loss was primarily driven by a higher average crude oil price and natural gas prices ($68.07 per barrel and $2.85 per Mcf, respectively) for the three months ended June 30, 2018, as compared to the crude oil and natural gas prices as of March 31, 2018 ($64.87 per barrel and $2.81 per Mcf, respectively).

Other income (expense). Other income (expense) for the three months ended June 30, 2018 was net income of $5.8 million, as compared to net income of $27.5 million for the three months ended June 30, 2017. Other income (expense) during the three months ended June 30, 2018 primarily related to an increase in the TRA valuation allowance which resulted in income of $5.6 million.

Income taxes. The provision for federal and state income taxes for the three months ended June 30, 2018 was a benefit of $5.4 million resulting in an 10.4% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to a benefit of $2.2 million resulting in a 1.6% effective tax rate as a percentage of our pre-tax book income for the three months ended June 30, 2017. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. For the three months ended June 30, 2018, the Company recorded its provision using the 21% federal tax rate enacted by the Tax Reform Legislation. The effective tax rate increase was primarily due to the magnitude of the valuation allowance recorded against the Company’s deferred tax assets, which partially offset the tax benefit generated the three months ended June 30, 2018 and 2017. See Note 11, “Income Taxes,” for further details.

Results of Operations - Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

Operating revenues

Oil and gas sales. Oil and gas sales increased $34.1 million, or 38.4%, to $122.9 million for the six months ended June 30, 2018, as compared to $88.8 million for the six months ended June 30, 2017. The increase was attributable to the increase in production volumes ($22.2 million) and the increase in commodity prices ($11.9 million). The increase in production volumes was driven by the year-over-year increase in producing wells due to continued drilling activity. The average realized oil price, excluding the effects of commodity derivative instruments, increased from $45.69 per Bbl for the six months ended June 30, 2017 to $63.45 per Bbl for the six months ended June 30, 2018, or 38.9%. The average realized natural gas price, excluding the effects of commodity derivative instruments, decreased from $2.31 per Mcf for the six months ended June 30, 2017 to $1.43 per Mcf for the six months ended June 30, 2018, or 38.1%. The average realized natural gas liquids price, excluding the effects of commodity derivative instruments, increased from $19.09 per Bbl for the six months ended June 30, 2017 to $23.18 per Bbl for the six months ended June 30, 2018, or 21.4%. Average daily production increased 10.5% to 23,591 Boe per day for the six months ended June 30, 2018 as compared to 21,354 Boe per day for the six months ended June 30, 2017.

Costs and expenses

Lease operating. Lease operating expenses increased by $3.6 million, or 19.8%, to $21.8 million for the six months ended June 30, 2018, as compared to $18.2 million for the six months ended June 30, 2018. The increase in lease operating expenses was primarily attributable to the increase in number of producing wells, specifically as a result of our continued drilling program in the Merge. On a per unit basis, lease operating expenses increased $0.39 per Boe, or 8.3%, from $4.72 per Boe in the six months ended June 30, 2017 to $5.11 per Boe in the six months ended June 30, 2018.

Production and ad valorem taxes. Production and ad valorem taxes increased by $4.1 million to $6.0 million for the six months ended June 30, 2018, as compared to $1.9 million for the six months ended June 30, 2017. During 2017, the Company's applications for High-Cost Gas Incentive refunds and Low-Producing Gas Incentive refunds in Texas were approved for qualified wells on which taxes were initially paid between October 2012 and April 2017. The Company received net production tax refunds of $3.3 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company received net production tax refunds of $0.1 million for High-Cost Gas Incentive refunds and Low-Producing Gas Incentive refunds in Texas for qualified wells on which taxes were initially paid between November 2014 and June 2017. These refunds were recorded as a reduction in Production and ad valorem taxes on the Company’s Consolidated Statement of Operations. Production taxes, excluding the impact of these refunds, increased from $4.1 million for the six months ended June 30, 2017 to $4.7 million for the six months ended June 30, 2018. The increase was attributable to the increase in production volumes. Production tax rates vary between states, products, and production levels; therefore, the overall blended rate is impacted by numerous factors and the mix of producing wells at any given time. Additionally, estimated ad valorem taxes increased $0.4 million, from $1.0 million for the six months ended June 30, 2017 to $1.4 million for the six months ended June 30, 2018. The average effective rate excluding the impact of ad valorem taxes increased from 1.0% for the six months ended June 30, 2017 to 3.7% for the six months ended June 30, 2018.

Exploration. Exploration expense decreased from $9.7 million for the six months ended June 30, 2017 to $4.8 million for the six months ended June 30, 2018. The Company recognized charges for lease abandonment of $0.9 million during the six months ended June 30, 2018 as compared to $6.9 million during the six months ended June 30, 2017, relating to certain leases that the Company decided during the respective six-month period not to develop and to let lapse. Spending during 2018 primarily related to geological data and seismic processing associated with unproved acreage, focused mainly in the Eastern Anadarko Basin. No exploratory wells resulted in exploration expense during the six months ended June 30 of either year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $5.2 million, or 6.4%, to $86.2 million for the six months ended June 30, 2018, as compared to $81.0 million for the six months ended June 30, 2017. The increase was primarily the result of capital spending related to our continued drilling program in the Merge area offset by the impact of the Arkoma Divestiture. On a per unit basis, depletion expense decreased $0.77 per Boe or 3.7% from $20.95 per Boe for the six months ended June 30, 2017 to $20.18 per Boe for the six months ended June 30, 2018.

Impairment of oil and gas properties. As of June 30, 2017, the Company’s Arkoma Basin oil and gas property assets and related liabilities were classified as held for sale due to the pending Arkoma Divestiture. Based on the Company’s sales price, an impairment charge of $148.0 million was recognized during the six months ended June 30, 2017. No impairment charges were recognized during the six months ended June 30, 2018.

General and administrative. General and administrative expenses decreased by $1.2 million, or 7.2%, to $15.5 million for the six months ended June 30, 2018, as compared to $16.7 million for the six months ended June 30, 2017. Non-cash compensation expense decreased $2.9 million, from $3.9 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018. This decrease was offset by additional compensation expense of $1.7 million in the three months ended June 30, 2018 associated with the acceleration of certain unvested equity compensation awards made to certain members of our senior management team who departed on April 17, 2018. On a per unit basis, general and administrative expenses, excluding all non-cash items, increased from $2.96 per Boe for the six months ended June 30, 2017 to $3.23 per Boe for the six months ended June 30, 2018.

Interest expense. Interest expense increased by $19.3 million, or 75.4%, to $44.9 million for the six months ended June 30, 2018, as compared to $25.6 million for the six months ended June 30, 2017. The increase was driven by the issuance of the 2023 First Lien Notes on February 14, 2018. Additionally, the Company recognized accelerated amortization of debt issuance costs of $3.8 million during the six months ended June 30, 2018 associated with the modification of the Revolver due to the issuance of the 2023 First Lien Notes. See Note 5, “Long-Term Debt,” for further details. During the six months ended June 30, 2018, borrowings under the Revolver, the 2022 Notes, the 2023 Notes, and the 2023 First Lien Notes bore interest at a weighted average rate of 4.46%, 6.75%, 9.25% and 9.25%, respectively. Average outstanding balances for the six months ended June 30, 2018 were $74.3 million, $409.1 million, $150.0 million, and $450.0 million under the Revolver, the 2022 Notes, the 2023 Notes and the 2023 First Lien Notes, respectively.

Net gain (loss) on commodity derivatives. The net gain (loss) on commodity derivatives was a net loss of $39.2 million for the six months ended June 30, 2018, as compared to a net gain of $43.8 million for the six months ended June 30, 2017. The loss was primarily driven by a higher average crude oil price ($65.55 per barrel) for the six months ended June 30, 2018, as compared to the crude oil and natural gas prices as of December 31, 2017 ($60.46 per barrel).

Other income (expense). Other income (expense) for the six months ended June 30, 2018 was net income of $13.5 million, as compared to net income of $28.1 million for the six months ended June 30, 2017. Other income (expense) during the six months ended June 30, 2018 was primarily related to an increase in the TRA valuation allowance which resulted in income of $9.1 million. Additionally, the Company recognized net gains on the sale of non-core assets.

Income taxes. The provision for federal and state income taxes for the six months ended June 30, 2018 was a benefit of $8.4 million resulting in an 10.0% effective tax rate as a percentage of our pre-tax book income for the quarter as compared to a benefit of 2.2 million resulting in a 1.6% effective tax rate as a percentage of our pre-tax book income for the six months ended June 30, 2017. Our effective tax rate is based on the statutory rate applicable to the U.S. and the blended rate of the states in which we conduct business and is adjusted from the enacted rates for the share of net income allocated to the non-controlling interest. For the six months ended June 30, 2018, the Company recorded its provision using the 21% federal tax rate enacted by the Tax Reform Legislation. The effective tax rate increase was primarily due to the magnitude of the effect of the valuation allowance recorded against the Company’s deferred tax assets, which partially offset the tax benefit generated the six months ended June 30, 2018 and 2017. See Note 11, “Income Taxes,” for further details.

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

Our balance sheet at June 30, 2018 reflects a substantial cash position as a result of the issuance of the 2023 First Lien Notes. We intend to use this cash balance to meet future financial obligations and planned capital expenditure activities.

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

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands of dollars)	2018	2017
Net cash provided by operating activities	$46,812	$21,478
Net cash used in investing activities	(133,992)	(56,827)
Net cash provided by financing activities	215,778	6,961
Net increase (decrease) in cash	$128,598	$(28,388)

Cash flow provided by operating activities

Net cash provided by operating activities was $46.8 million during the six months ended June 30, 2018 as compared to $21.5 million during the six months ended June 30, 2017. The increase in operating cash flows was primarily due to the $34.1 million increase in oil and gas revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily driven by the increase in production volumes, as well as commodity prices.

Cash flow (used in) investing activities

Net cash used in investing activities was $134.0 million during the six months ended June 30, 2018 as compared to $56.8 million during the six months ended June 30, 2017. The increase in investing cash flow was primarily driven by an increase in current period settlements of matured derivative contracts ($71.4 million). Additionally, capital spend related to our continued drilling program increased year-over-year ($7.6 million) which further increased investing cash flows.

Cash flow provided by financing activities

Net cash provided by financing activities was $215.8 million during the six months ended June 30, 2018 as compared to $7.0 million during the six months ended June 30, 2017. The increase in financing cash flows was primarily due to the issuance of the 2023 First Lien Notes on February 14, 2018. Upon issuance, the Company received proceeds of $438.9 million. The Company used the proceeds from the offering toward net repayments under the Revolver of $211.0 million. On June 27, 2018, all outstanding borrowings under the Revolver were repaid in full.  The Company’s current outstanding borrowings under the Revolver are $0.00.

Contractual Obligations

The holders of JEH Units, including us, incur U.S. federal, state and local income taxes on their share of any taxable income of JEH. Under the terms of its operating agreement, JEH is generally required to make quarterly pro rata cash tax distributions to its unitholders (including us) based on income allocated to such unitholders through the end of each relevant quarter, as adjusted to take into account good faith projections by the Company of taxable income or loss for the remainder of the calendar year, to the extent JEH has cash available for such distributions and subject to certain other restrictions. This tax distribution is computed based on the estimate of net taxable income of JEH allocated to each holder of JEH Units multiplied by the highest marginal effective rate of federal, state and local income tax applicable to an individual resident in New York, New York.

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

Potential Impairment of Oil and Gas Properties

Oil and natural gas prices are inherently volatile. Taking into consideration the business environment in which we operate, we continually review our oil and gas properties for indicators of potential impairment on an undiscounted basis. No such indicators were present at June 30, 2018.

Our revenues and net income are sensitive to crude oil, NGL and natural gas prices which have been and are expected to continue to be highly volatile. The recent volatility in crude oil and natural gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. Although we are unable to predict future commodity prices, a prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserves. The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the prices used for our December 31, 2017 Reserve Report had been replaced with the unweighted arithmetic average of the first-day-of-the-month prices for the applicable commodity for the trailing twelve-month period ended June 30, 2018 (without regard to our commodity derivative positions and without assuming any change in development plans, costs, or other variables), then estimated proved reserves volumes as of December 31, 2017 would have increased by approximately 1.6%. The use of this pricing example is for illustration purposes only and does not indicate management’s view on future commodity prices, costs or other variables, or represent a forecast or estimate of the actual amount by which our proved reserves may fluctuate when a full assessment of our reserves is completed as of December 31, 2018.

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

Commodity price risk and hedges

Our principal market risk exposure is to oil, natural gas and NGL prices, which are inherently volatile. As such, future earnings are subject to change due to fluctuations in such prices. Realized prices are primarily driven by the prevailing prices for oil and regional spot prices for natural gas and NGLs. We have used, and expect to continue to use, oil, natural gas and NGL derivative contracts to reduce our risk of price fluctuations of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. The fair value of our oil, natural gas and NGL derivative contracts at June 30, 2018 was a net liability of $59.5 million.

Counterparty risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. We evaluate the credit standing of our counterparties, but do not require them to post collateral. All of our derivative contracts currently in place are with lenders under our Revolver or their affiliates, who have investment grade ratings.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our variable rate indebtedness. The terms of our Revolver provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 1.75% to 3.75% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. The terms of our senior notes provide for a fixed interest rate through their respective maturity dates. During the three months ended June 30, 2018, borrowings under the Revolver, the 2022 Notes, the 2023 Notes and the 2023 First Lien Notes bore interest at a weighted average rate of 4.75%, 6.75%, 9.25% and 9.25%, respectively. During the six months ended June 30, 2018, borrowings under the Revolver, the 2022 Notes, the 2023 Notes and the 2023 First Lien Notes bore interest at a weighted average rate of 4.46%, 6.75%, 9.25% and 9.25%, respectively.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our Class A common stock is currently listed on the NYSE, and the continued listing of our Class A common stock is subject to our compliance with a number of listing standards. On March 23, 2018, we were notified by the NYSE that we are no longer in compliance with the continued listing standards because the average closing price of our Class A common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. Pursuant to the NYSE’s rules, we have a period of six months (subject to possible extension) from March 23, 2018 to regain compliance with the minimum share price criteria. In order to regain compliance, on the last trading day in any calendar month or at the end of the cure period, the Class A common stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-consecutive trading-day period ending on the last trading day of such month. If we are unable to regain compliance, the NYSE will initiate procedures to suspend and delist the Class A common stock.

In order to cure such non–compliance during the cure period, we may elect to effect a reverse stock split, subject to and upon approval by our stockholders and the Board. At our 2018 annual meeting of stockholders, our stockholders authorized the Board to amend our certificate of incorporation to effect a reverse stock split of no less than 1-for-5 and no more than 1-for-20, subject to approval of the Board. There can be no assurance, however, that any reverse stock split will be approved or implemented or at all. Further, even if a reverse stock split is approved and successfully implemented, there can be no assurance that such action will directly or indirectly cure any non-compliance with NYSE continued listing standards.

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
4.1

First Supplemental Indenture, dated as of April 20, 2018, among Nosley Midstream, LLC, Jones Energy Holdings, LLC, Jones Energy Finance Corp., UMB Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018).

10.1

Amendment No. 13 to Credit Agreement dated as of June 28, 2018, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC, Nosley Assets, LLC, Nosley SCOOP, LLC, Nosley Acquisition, LLC, Jones Energy Finance Corp. and Nosley Midstream, LLC as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Carl F. Giesler, Jr. (Principal Executive Officer).
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Brooks (Principal Financial Officer).
32.1**	Section 1350 Certification of Carl F. Giesler, Jr. (Principal Executive Officer).
32.2**	Section 1350 Certification of Robert J. Brooks (Principal Financial Officer).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* - filed herewith

** - furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jones Energy, Inc.

(registrant)

Date: August 8, 2018	By:	/s/ Robert J. Brooks
Name: Robert J. Brooks
Title: Chief Financial Officer (Principal Financial Officer)

Signature Page to Form 10-Q (Q2 2018)