Form 10-K/A
period 2018-12-31
Jones Energy, Inc.
filed 2019-04-29
CIK 1573166

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the Class A common stock on the New York Stock Exchange was $20.3 million.

There were 7,107,250 and 0 shares of the registrant’s Class A and Class B common stock, respectively, outstanding on April 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Unless indicated otherwise in this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) or the context requires otherwise, all references to “Jones Energy,” the “Company,” “our company,” “we,” “our” and “us” refer to Jones Energy, Inc. and its subsidiaries, including Jones Energy Holdings, LLC (“JEH”).

Jones Energy is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, solely to disclose all Part III information. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No.1 includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment No. 1 updates the cover page to reflect that the Company’s Class A Common Stock, $0.001 par value is no longer registered under Section 12(b) of the Exchange Act, following its delisting from the New York Stock Exchange. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment No. 1 does not amend, update or change any other information presented in the Original Filing, and this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. In particular, on April 14, 2019, Jones Energy and all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District Texas (the “Bankruptcy Court”). Except as provided herein, this Amendment No. 1 does not reflect the corporate governance arrangements discussed in the Debtor’s proposed Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

JONES ENERGY, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Board Structure

Our business and affairs are managed under the direction of the Board of Directors of the Company (the “Board”). Our Amended and Restated Certificate of Incorporation provides that our Board consist of between one and eleven directors. Our Board currently consists of seven directors. Pursuant to an Amended and Restated Registration Rights and Stockholders Agreement, dated May 2, 2017 (the “Restated Registration Rights and Stockholders Agreement”), affiliates of Metalmark Capital Partners (“Metalmark”) and  entities directly or indirectly owned or controlled by Jonny Jones, our Founder and Chairman of the Board, and/or his immediate family (the “Jones Family Entities”) are each entitled to nominate two directors for election to the Board. Metalmark is not currently exercising its right to nominate directors for election to the Board, nor are any representatives of Metalmark currently serving on our Board. Jonny Jones and Stephen Jones are currently serving as the nominees of the Jones Family Entities. The Restated Registration Rights and Stockholders Agreement also requires the stockholders party thereto to take all necessary actions, including voting their shares of Common Stock, for the election of these nominees. Please see “Certain Relationships and Related Person Transactions—Restated Registration Rights and Stockholders Agreement.”

Our Board is divided into three classes, with one class being elected at each annual meeting of stockholders. Each director serves a three year term, with termination staggered according to class. Jonny Jones, L. Spencer Wells and Carl F. Giesler, Jr. have been assigned to Class I, Tara W. Lewis and Halbert S. Washburn have been assigned to Class II and Alan D. Bell and Stephen Jones have been assigned to Class III. For as long as Metalmark or the Jones Family Entities are entitled to nominate two directors for election to the Board, each of their respective director nominees shall be assigned to a different class.

Information about the Directors

Set forth below is information regarding our directors as of April 1, 2019.

Name	Age	Position
Class I
Jonny Jones	59	Chairman of the Board
L. Spencer Wells	48	Director
Carl F. Giesler, Jr.	47	Director and Chief Executive Officer
Class II
Tara W. Lewis	60	Director
Halbert S. Washburn	59	Director
Class III
Alan D. Bell	73	Director
Stephen Jones	52	Director

Business Experience and Qualifications of Directors

Class I Directors (Current Terms Will Expire at the 2020 Annual Meeting)

Jonny Jones has served as Chairman of our board of directors since 2009 and served as the principal executive officer of the Company from 1988 until April 2018. Prior to founding the Company in 1988, Mr. J. Jones worked for subsidiaries and affiliates of BP plc as a geologist. Mr. J. Jones is a third generation explorationist with over 30 years of experience in the oil and gas industry focusing on the U.S. mid-continent. Mr. J. Jones is past chairman and serves on the executive committee of the Texas Oil and Gas Association and is past chairman and serves on the executive committee of the US Oil & Gas Association. Mr. J. Jones received the Ernst & Young Entrepreneur of the Year 2012 Award for Central Texas. He currently serves on the University of Oklahoma, Mewbourne College of Earth and Energy Board of Advisors.  Mr. J. Jones is a member of the Independent Petroleum Association of America (“IPAA”), where he previously served on the Board of Directors. He is also a member of the American Association of Petroleum Geologists. Mr. J. Jones holds a B.S. in Geology from the University of Oklahoma and an M.A. in Geology from the University of Texas at Austin. Because of his extensive knowledge of the oil and gas industry and our operations developed through his role as our founder, as well as his substantial business, leadership and management experience, we believe that Mr. J. Jones is a valuable member of our Board.

L. Spencer Wells has served as a director of the Company since November 2018. Mr. Wells has over 20 years of experience as a portfolio manager and financial analyst. Since 2013, he has been a Partner at Drivetrain Advisors, an advisory firm providing fiduciary services to members of the alternative investment community. Prior to co-founding Drivetrain Advisors, Mr. Wells served as a Partner of TPG Special Situations Partners from September 2010 to January 2013 and then as a senior advisor until July 2013, where he was jointly responsible for managing a $2.5 billion portfolio of distressed and special situations investments. From 2002 until 2009, Mr. Wells served as a Partner and a Portfolio Manager at Silverpoint Capital, L.P., an alternative investment manager specializing in distressed credit. While at Silverpoint, he was responsible for a $1.3 billion portfolio of credit and equity investments in the energy, chemicals, and building products sectors. Mr. Wells has served on the board of directors of Advanced Emissions Solutions, Inc. since July 2014, on the board of directors of Vantage Drilling International since February 2016, and on the board of directors of NextDecade Corp since August 2017. He also serves as a director on the boards of two other private companies. Mr. Wells holds a B.A. in psychology from Wesleyan University and an MBA from Columbia Business School.  We believe that this background, in addition to Mr. Wells’ valuable experience serving on the boards of various public and private companies, provides an important source of insight and perspective to our Board.

Carl F. Giesler, Jr. has served as a director of the Company since September 2018 and as Chief Executive Officer of the Company since July 2018. Prior to joining the Company, Mr. Giesler served as the Chief Executive Officer and a member of the Board of Directors of Glacier Oil & Gas Corp (“Glacier”) and its predecessor companies since September 2014. Immediately prior to joining Glacier, Mr. Giesler served as a Managing Director with Harbinger Group Inc. where he led its oil and gas investment efforts since October 2011. Prior to joining Harbinger Group Inc., Mr. Giesler served in various oil and gas principal investing, financial and other roles with Harbinger Capital Partners, AIG FP, Morgan Stanley and Bain & Company. In addition to serving as a Director of Glacier and its predecessor companies, Mr. Giesler has also served on the boards of Compass Production Partners, LP and North American Energy Partners, Inc. Mr. Giesler received his Bachelor of Arts from the University of Virginia and his Juris Doctorate from Harvard Law School. He is also a CFA Charterholder. We believe that Mr. Giesler’s many years of experience in oil and gas investing, as well as his in-depth knowledge of Jones Energy developed as our Chief Executive Officer, provide him with the necessary skills to be a member of our Board.

Class II Directors (Current Terms Will Expire at the 2021 Annual Meeting)

Tara W. Lewis has served as a director of the Company since November 2018. Ms. Lewis presently serves as a consultant to HEYCO Energy Group, Inc., previously serving as Vice President from 1998 to 2015. She previously served as Director of Internal Audit and Business Analysis at Apache Corporation and, prior to that role, spent more than 10 years with PwC, ultimately serving as Senior Tax Manager with the World Petroleum Group from 1993 to 1997. She also worked as a Resident Tax Specialist for the IPAA from 1991 to 1993. Ms. Lewis is Chairman of the International Committee of IPAA and serves on various civic boards, including The Arts Community Alliance (TACA) and Dallas Children’s Theater. Ms. Lewis is a licensed Certified Public Accountant in the State of Texas. She received a Bachelor of Arts degree in Accounting from Rice University and a law degree from the University of Houston Law School. We believe that Ms. Lewis’ experience in serving private and public oil and gas companies, as well as her substantial business and management experience and her financial and accounting experience, provide her with the necessary skills to be a member of our Board.

Halbert S. Washburn has served as a director of the Company since September 2013 and as the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners, L.P. (“BreitBurn”), from April 2010 to July 2018. On May 15, 2016, while Mr. Washburn was serving as Chief Executive Officer of BreitBurn GP, LLC, BreitBurn filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. Prior to these positions, he served as Co-Chief Executive Officer and a director of BreitBurn GP, LLC from March 2006 until April 2010 and was the chairman of the board of directors of BreitBurn GP, LLC from July 2008 to April 2010. Mr. Washburn also currently serves as a director of Pacific Coast Energy Holdings LLC, the indirect owner of Pacific Coast Energy Company LP (“PCEC”), the predecessor to BreitBurn, and is the co-founder and was the Co-Chief Executive Officer of PCEC’s predecessors from1988 to 2012. From December 2005 to January 2018, Mr. Washburn served as a member of the board of directors and the compensation committee of Rentech, Inc., a publicly traded alternative fuels company. Mr. Washburn also served on the audit committee of Rentech, Inc. from 2005 until 2012. In June 2011, he was appointed Chairman of the Rentech, Inc. board of directors. From July 2011 to April 2015, Mr. Washburn served on the board of directors of Rentech Nitrogen Partners, L.P., a nitrogen fertilizer company formed by Rentech, Inc. as a publicly traded master limited partnership. He has been a member of the California Independent Petroleum Association since 1995 and served as chairman of the executive committee of the board of directors from 2008 to 2010. He has also served as a board member, including chairman of the board of directors, of the Stanford University Petroleum Investments Committee. Mr. Washburn holds a B.S. degree in Petroleum Engineering from Stanford University. Because of his distinguished career as an executive in the oil and gas industry and his more than 25 years of management experience in the industry, the Board has determined that Mr. Washburn’s experience serving on boards of directors of both public and private companies allows him to provide the company with a variety of perspectives on corporate governance and other issues.

Class III Directors (Current Terms Will Expire at the 2019 Annual Meeting)

Alan D. Bell has served as a director of the Company since July 2013 and has been our Lead Independent Director since February 2018.  Mr. Bell is a retired senior audit partner in the energy industry. Prior to his retirement in 2006, Mr. Bell served as the Director of the Southwest Area Energy Practice at Ernst & Young LLP since 1998, after having performed various roles in the firm since joining in 1973. Mr. Bell began his career as a petroleum engineer at Chevron Oil Company from 1969 to 1972. Mr. Bell currently serves as a director and audit committee chair of Approach Resources Inc., an exploration and development company. Mr. Bell is a director of the National Association of Corporate Directors (NACD)—North Texas Chapter. Mr. Bell is a NACD Board Leadership Fellow. Mr. Bell previously served as a director of Dune Energy, Inc. from May 2007 until January 2012, Toreador Resources Corporation from August 2006 until June 2009 and Central Energy GP LLC from November 2013 to December 2015. Mr. Bell also served as the Chief Restructuring Officer of Energy Partners Ltd. from March to September 2009. Mr. Bell was hired by the Board of Directors of Energy Partners to manage daily operations, reduce costs, negotiate a pre-arranged bankruptcy and manage the company during a complex Chapter 11 process. Mr. Bell is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Society of Petroleum Engineers. Mr. Bell earned a Petroleum Engineering degree from the Colorado School of Mines and MBA from Tulane University. We believe that Mr. Bell’s financial and accounting experience and deep technical knowledge as an engineer make him a valuable member of our Board.

Stephen Jones has served as a director of the Company since July 2018. Mr. S. Jones has served as co-chairman of EnerVest Ltd., a privately held oil and gas company based in Houston, Texas, since January 1, 2013. Mr. S. Jones served as Chief Executive Officer of Jones Villalta Asset Management, LLC from 1998 to 2012. Mr. S. Jones served as the Vice Chairman of the IPAA from November 2015 to November 2017 and continues to serve on the Investment and Finance Committees, as well as the Education Foundation. Since 2013, Mr. S. Jones served as a member of the board of directors and investment committee of First National Bank Albany/Breckenridge. In addition to these positions, Mr. S. Jones has served as Chairman of the Board of the Texas Fine Arts Association, President of Arthouse, President of Shepard of the Hills Christian Church and as a trustee for St Edward’s University. Mr. S. Jones received his Bachelor of Business Administration from the McCombs School of Business at the University of Texas at Austin and his MBA from the Munday School of Business at St. Edward’s University. We believe that Mr. S. Jones’ extensive knowledge of the oil and gas industry, as well as his substantial business, leadership and management experience, make him a valuable member of our Board.

Jonny Jones and Stephen Jones are brothers. Other than with respect to the relationship between Jonny Jones and Stephen Jones, no family relationship exists among any of the directors, nominees or executive officers. Except as set forth below under “Certain Relationships and Related Party Transactions,” no arrangement or understanding exists between any director, nominee, or executive officer and any other person pursuant to which any director, nominee or executive officer was selected as a director, nominee or executive officer of the Company.

Meetings of the Board

The Board met 29 times during 2018. Jones Energy’s then-serving directors attended 95 percent of Board and applicable committee meetings during 2018. No director attended less than 84 percent of such meetings.

While the Company has no formal policy regarding director attendance at its annual meeting of stockholders, Jones Energy’s directors are encouraged to attend the Company’s annual meetings. Our board of directors consisted of seven members as of the date of the 2018 annual meeting of stockholders (the “2018 Annual Meeting”), and all seven of our then-serving directors attended the meeting.

The non-management members of the Board regularly hold executive sessions, and the independent directors hold executive sessions at least annually. The Lead Independent Director, currently Alan Bell, presides over any executive session of the Board in which the members of our management are not present.

Corporate Governance

The Board acts as the ultimate decision-making body of the Company and advises and oversees management, who are responsible for the day-to-day operations and management of the Company. In carrying out its responsibilities, the Board reviews and assesses the Company’s long-term strategy and its strategic, competitive and financial performance. The Board has adopted corporate governance guidelines that serve as a flexible framework within which the Board and its committees operate. These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines can be found on our website at www.jonesenergy.com in the Corporate Governance section of our Investor Relations webpage.

Director Independence

The Board has affirmatively determined that Messrs. Washburn, Bell and Wells and Ms. Lewis are, and former directors Mr. Voyles, John V. Lovoi, Paul B. Loyd, Jr. and Scott McCarty were, independent directors under the applicable rules of the New York Stock Exchange (the “NYSE”), and that Messrs. Washburn and Bell and Ms. Lewis are also independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act for purposes of their service on the Audit Committee.

Board Committees

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee. The Board has adopted a written charter for each committee that sets forth the committee’s purpose, composition, authority and responsibilities. Each charter can be found on our website at www.jonesenergy.com in the Corporate Governance section of our Investor Relations webpage.

Audit Committee

The Audit Committee has the authority to, among other things:

•                  approve and retain the independent registered public accounting firm to conduct the annual audit of our books and records and approve the audit fees to be paid;

•                  review the independence and performance of the independent registered public accounting firm;

•                  review the proposed scope and results of the audit;

•                  review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered;

•                  review and approve transactions between us and our directors, officers and affiliates;

•                  oversee internal audit functions and our compliance with legal and regulatory requirements; and

•                  prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Our Audit Committee is currently comprised of Messrs. Washburn and Bell and Ms. Lewis.  Mr. Bell serves as chair of the Audit Committee and also qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 401(h)(2) of Regulation S-K. Until September 28, 2018, the Audit Committee was comprised of Messrs. Bell, Washburn and Loyd, with Mr. Bell serving as the chair. Effective September 28, 2018, Mr. Loyd resigned from his position on the Board and each committee, including the Audit Committee. Ms. Lewis was appointed to the Audit Committee on November 6, 2018. Our Board has affirmatively determined that Messrs. Washburn and Bell and Ms. Lewis meet, and former members of the Audit Committee Messrs. Voyles and Loyd met, the definition of an “independent director” for the purposes of serving on the Audit Committee under applicable SEC rules. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Members of the Audit Committee are limited to serving on no more than two other public company audit committees, unless expressly approved by the Board after determining that simultaneous service would not impair the ability of such member to effectively serve on the Company’s Audit Committee. Our Audit Committee met 4 times in 2018.

Compensation Committee

The primary purposes of our Compensation Committee are to, among other things:

•                  review and recommend the compensation arrangements for officers and other employees;

•                  establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals; and

•                  administer our incentive compensation and benefits plans, including our short-term and long-term incentive plans.

The Compensation Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee may form and delegate some or all of its authority to subcommittees when it deems appropriate. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board, consultants or advisors, and such other persons as the Compensation Committee or its chairperson may deem necessary in an informational or advisory capacity.

The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of the executive officers, evaluates the executive officers’ performance at least annually in light of those goals and objectives, and determines the executive officers’ compensation level based on this evaluation. In determining the long-term incentive component of the executive officers’ compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to executive officers at comparable companies, the awards given to the Company’s executive officers in past years and such other factors as the Compensation Committee deems appropriate and in the best interest of the Company.

Our Board annually considers the performance of our Chief Executive Officer. Meetings to determine the compensation of the Chief Executive Officer must be held in executive session. Meetings to determine the compensation of any officer of the Company, other than the Chief Executive Officer, may be attended by the Chief Executive Officer, but the Chief Executive Officer may not vote on these matters.

The Compensation Committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist in the evaluation of Chief Executive Officer or officer compensation, including employment contracts and change in control provisions. The Compensation Committee has sole authority to approve the consultant’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of such consultants. In 2018, Meridian Compensation Partners, LLC (“Meridian”) provided the Compensation Committee with objective and expert analyses, independent advice, and information with respect to executive compensation. Meridian did not provide other consulting services to the Compensation Committee. The Compensation Committee concluded that no conflict of interest exists that would prevent Meridian from independently representing the Compensation Committee.

Our Compensation Committee is currently comprised of Messrs. Washburn and Bell and Ms. Lewis, with Mr. Washburn serving as the chair. Until September 28, 2018, the Compensation Committee was comprised of Messrs. Bell, Washburn and Lovoi, with Mr. Washburn serving as the chair. Effective September 28, 2018, Mr. Lovoi resigned from his position on the Board and each committee, including the Compensation Committee. Ms. Lewis was appointed to the Compensation Committee on November 6, 2018. Our Board has affirmatively determined that Messrs. Washburn and Bell and Ms. Lewis meet, and former directors and members of the Compensation Committee Messrs. Voyles and Lovoi met, the definition of an “independent director” for the purposes of serving on the Compensation Committee under applicable NYSE rules. Our Compensation Committee met 9 times in 2018.

Nominating and Corporate Governance Committee

The primary purposes of our Nominating Committee are to, among other things:

•                  identify, evaluate and recommend qualified nominees for election to the Board;

•                  develop, recommend to the Board and oversee a set of corporate governance principles applicable to the Company;

•                  oversee the evaluation of the Board and management;

•                  review, recommend and oversee non-employee director compensation; and

•                  develop and maintain a management succession plan.

In evaluating the suitability of candidates, the Board and the Nominating Committee take into account many factors. These factors may include, among other things, an individual’s character, business experience, qualifications, attributes and skills such as relevant industry knowledge, specific experience with technology, accounting, finance, leadership, operations, strategic planning, and international markets; independence; judgment; integrity; the ability to commit sufficient time and attention to the activities of the Board; diversity of occupational and personal backgrounds on the Board; and the absence of potential conflicts with the Company’s interests.

The Board believes that its membership should reflect a diversity of experience, gender, race, ethnicity and age, and the Nominating Committee’s charter requires that it take into account such diversity in making director recommendations. The Nominating Committee will assess the effectiveness of this approach as part of its annual review of its charter and our Corporate Governance Guidelines. The Nominating Committee will select qualified nominees and review its recommendations with the Board, which will decide whether to invite the nominees to join the Board. When evaluating the suitability of an incumbent director for nomination or re-election, the Board and the Nominating Committee also consider the director’s past performance, including attendance at meetings and participation in and contributions to the activities of the Board.

The Nominating Committee is also responsible for setting and evaluating the compensation of the non-executive members of the Board. For a discussion of director compensation, please see “Director Compensation” below.

Our Nominating Committee is currently comprised of Messrs. Bell and Wells, with Mr. Wells serving as the chair. Until September 28, 2018, the Nominating Committee was comprised of Messrs. Lovoi, Bell and McCarty, with Mr. Lovoi serving as the chair. Effective September 28, 2018, Mr. Lovoi resigned from his position on the Board and each committee, including the Nominating Committee. Following Mr. Lovoi’s resignation, Mr. Washburn was appointed to serve as chair of the Nominating Committee. Mr. Wells was appointed to the Nominating Committee to serve as chairman on November 6, 2018, and Mr. Washburn resigned from the Nominating Committee on the same date. Our Board has affirmatively determined that Messrs. Bell and Wells meet, and former members of the Nominating Committee Messrs. Lovoi, Washburn, Voyles and McCarty met, the definition of an “independent director” for the purposes of serving on the Nominating Committee under applicable NYSE rules. Our Nominating Committee met one time in 2018.

Compensation Committee Interlocks and Insider Participation

None of our officers or employees will be members of the Compensation Committee. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The code of business conduct and ethics is available on our website at www.jonesenergy.com in the Corporate Governance section of our Investor Relations webpage. Any waiver of the code for directors or executive officers may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws. Amendments to the code must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes). Any amendments to the code, or any waivers of its requirements, for which disclosure is required, will be disclosed on our website.

Director Nominations

Subject to the rights of Metalmark and the Jones Family Entities to nominate directors to the Board, the Board is responsible for selecting candidates to fill vacancies on the Board and for nominating individuals for election as directors by the stockholders, in each case, based on the recommendation of the Nominating Committee. The Nominating Committee considers recommendations for Board candidates submitted by stockholders using substantially the same criteria it applies to recommendations from the Nominating Committee, current directors or members of management. Stockholders may submit recommendations by providing the person’s name and appropriate background and biographical information in writing to the Nominating Committee at Jones Energy, Inc., Attn: Nominating and Corporate Governance Committee, 807 Las Cimas Parkway, Suite 350, Austin, Texas 78746. Stockholders who want to nominate directors for election at Jones Energy’s next annual meeting of stockholders must follow the procedures described in the Company’s Bylaws, which are available on our website at www.jonesenergy.com in the Corporate Governance section of our Investor Relations webpage.

Contacting the Board, the Chairman and Other Independent Directors

Stockholders or interested parties wishing to communicate directly with our Board, any individual director, the Chairman of the Board, or any non-management or independent directors as a group may do so by writing to them care of Jones Energy’s Corporate Secretary at 807 Las Cimas Parkway, Suite 350, Austin, Texas 78746. The Corporate Secretary will forward appropriate communications. Any concerns reported related to accounting, internal accounting controls or auditing matters will be promptly brought to the attention of the Chair of the Audit Committee as appropriate. For more information on how to contact our Board, please see our Corporate Governance Guidelines located within the Corporate Governance section on the Investor Relations tab of our webpage at www.jonesenergy.com.

Board Leadership and Role in Risk Oversight

Lead Independent Director

Because the Board does not have an independent Chairman, the Board may designate an independent director as the Lead Independent Director. When a Lead Independent Director has been designated, the Lead Independent Director’s exclusive duties are, among other things:

•                  preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors;

•                  serve as the principal liaison between the independent directors and the Chairman;

•                  communicate to the Chairman and management, as appropriate, any decisions reached, suggestions, views or concerns expressed by independent directors in executive session or outside of Board meetings;

•                  work with the Chairman to develop and approve Board meeting agendas and schedules and the appropriateness and timeliness of information provided to the Board;

•                  periodically meet with independent directors to discuss Board and committee performance, effectiveness and composition; and

•                  if appropriate, and in connection with executive management, be available for consultation and direct communication with major shareholders.

In February 2018, the Board, based on a recommendation from the Nominating Committee, designated Mr. Bell as its Lead Independent Director for a second term.  The service of the Lead Independent Director complements Mr. J. Jones’ role as Chairman by, among other things, providing directors, shareholders and other constituents a direct contact to an independent member of the Board.  When in office, the Lead Independent Director’s term is one year, but an individual may serve multiple consecutive terms upon recommendation of the Nominating Committee and approval of the Board. As of the date of this filing, the Board has not yet made a determination as to the 2019 Lead Independent Director, and Mr. Bell continues to serve in such capacity.

Risk Oversight

The Board provides oversight of our major risk exposures and the steps management has taken to monitor and manage such exposures. The Audit Committee is primarily responsible for oversight of the quality and integrity of the Company’s financial reporting process, internal controls over financial reporting and the Company’s compliance programs. The Compensation Committee is responsible for reviewing compensation-related risks. The Nominating Committee is responsible for oversight of the Company’s corporate governance programs, including the code of ethics and business conduct. Management regularly reports to the Board and its committees on the risks that the Company may face and the steps that management is taking to mitigate those risks.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages and titles as of April 1, 2019 are set forth below.

Name	Age	Position
Carl F. Giesler, Jr.	47	Chief Executive Officer
Thomas Hester	35	Senior Vice President and Chief Financial Officer
Kirk Goehring	34	Senior Vice President and Chief Operating Officer

Each officer shall hold office until such officer’s successor is elected or appointed or until his earlier death, resignation or removal. Set forth below is a description of the backgrounds and business experience of the executive officers of the Company. The background and business experience of Mr. Giesler is set forth above under “Directors and Corporation Governance—Business Experience and Qualifications of Directors.”

Thomas Hester joined the Company in 2010 and serves as our Senior Vice President, Chief Financial Officer, Secretary and Treasurer. From April 2010 to January 2019, Mr. Hester served in various finance roles for the Company, including most recently as the Vice President of Finance. In November of 2018, Mr. Hester was appointed as an executive officer of the Company and as the Company’s principal financial officer and principal accounting officer.  Prior to his time at the Company, Mr. Hester was an Investment Banking Associate in the Energy Group at Jefferies and was an Investment Banking Analyst in the Natural Resources Group at Bear Stearns & Co. Mr. Hester received his Bachelor of Business Administration in Finance and Accounting from Texas Christian University.

Kirk Goehring joined the Company in 2012 and serves as our Senior Vice President and Chief Operating Officer. From September 2012 to January 2019, Mr. Goehring has served in various operating, corporate development, and finance roles at the Company, including most recently as the Vice President of Strategy. In November of 2018, Mr. Goehring was appointed as an executive officer of the Company. Prior to his time at the Company, Mr. Goehring was an Associate at Metalmark Capital and Mr. Goehring began his career as an Investment Banking Analyst at Greenhill & Co. and Bear Stearns & Co. Mr. Goehring received his Bachelor of Business Administration from the McCombs School of Business at the University of Texas at Austin.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors, and greater than 10 percent stockholders to file with the SEC certain reports of ownership and changes in ownership of our Common Stock. Based on a review of the copies of such forms received and written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our executive officers, directors and greater than 10 percent stockholders were timely filed in 2018.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following discussion of compensation arrangements of our named executive officers for 2018 (as set forth in the Summary Compensation Table and defined below) should be read together with the compensation tables and related disclosures set forth below.

2018 Summary Compensation Table

The following tables provide information about the compensation of our named executive officers. In accordance with SEC rules, our named executive officers are each of the individuals who served as our Chief Executive Officer during the last completed fiscal year 2018, our two other most highly compensated executive officers who were serving at December

31, 2018 and any other person who, had they still been serving as of December 31, 2018, would have been one of the next two most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Carl F. Giesler, Jr.	2018	$219,100	$815,000	$960,000	$17,358	$2,011,459
Chief Executive Officer	2017	$—	$—	$—	$—	$—
Jonny Jones	2018	$168,041	$1,166,700	$—	$121,713	$1,456,454
Former Chief Executive Officer	2017	$515,000	$500,000	$1,499,999	$87,356	$2,602,355
Jeff Tanner	2018	$357,096	$771,386	$187,500	$16,500	$1,332,482
Former Interim Chief Executive Officer and Chief Operating Officer	2017	$309,000	$225,000	$274,501	$16,200	$824,701
Robert J. Brooks	2018	$304,363	$477,500	$—	$9,512	$761,375
Former Executive Vice President and Chief Financial Officer	2017	$344,500	$315,900	$1,077,250	$16,200	$1,753,850

Mike McConnell	2018	$127,711	$583,000	$—	$14,275	$724,986
Former President	2017	$391,400	$323,000	$749,551	$54,837	$1,518,788
Kirk Goehring	2018	$220,000	$287,500	$—	$16,500	$524,000
Senior Vice President and Current Chief Operating Officer	2017	$182,242	$63,785	$174,560	$13,860	$434,448
Thomas Hester	2018	$196,804	$271,372	$—	$16,500	$484,676
Senior Vice President and Current Chief Financial Officer	2017	$171,570	$68,628	$79,002	$15,331	$334,532

(1)         The amounts reported in this column reflect the amount paid to each executive with respect to performance in 2018 and 2017 under the Amended and Restated Jones Energy, Inc. 2013 Short Term Incentive Plan. During 2018 for Messrs. J. Jones, Tanner, Brooks, and McConnell this also includes payment of cash awards granted under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan. In addition, Messrs. Giesler, Tanner, Goehring, and Hester were granted cash awards under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan.

(2)         The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock units and performance share units awarded under the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan. The value of performance share units is the value at the grant date based upon the projected outcome of the applicable performance conditions.

(3)         The amounts in this column include the following: travel allowance for Mr. Giesler; legal counsel reimbursement for Mr. Giesler; matching contributions under our 409A savings plan for Messrs. J. Jones, Tanner, Brooks, and McConnell in 2017; country club association dues for Messrs. J. Jones and McConnell; payments associated with leasing and the auto insurance policy on the company vehicle for Mr. J. Jones; and the car allowance provided for McConnell’s vehicle. The country club association dues paid by the Company totaled $4,708 and $26,054 for Mr. J. Jones in 2018 and 2017, respectively, and $2,382 and $13,641 for Mr. McConnell in 2018 and 2017, respectively.

Additionally, the 2018 and 2017 amounts for Mr. J. Jones includes the value of Monarch Midstream Holdings, LLC units (“Monarch Units”) that correspond to nominal units representing Monarch Units (“Phantom Units”) forfeited by departing employees. Upon forfeiture the units vested to Mr. J. Jones pursuant to the Monarch Equity Plan and were valued at $35.01 and $36.63 per unit based upon an analysis of peer company equity values for Monarch Units vested in 2018 and 2017, respectively.

The employment of Messrs. J. Jones and McConnell with the Company was terminated on April 17, 2018 and the Company announced the appointment of Mr. Tanner as Chief Operating Officer and interim Chief Executive Officer. Mr. Tanner served in this role until Mr. Giesler was appointed as Chief Executive Officer on July 20, 2018.

Mr. Brooks resigned from the Company, effective November 2, 2018. At the time of Mr. Brooks’s departure, Mr. Hester, then the Company’s Vice President of Finance and Mr. Goehring, then the Company’s Vice President of Strategy, were appointed as executive officers of the Company.

On January 10, 2019, Mr. Tanner was transitioned from his role as an Executive Vice President and Chief Operating Officer, to the non-executive role of Executive Vice President of Geosciences and continued to work for the Company in this position until March 7, 2019.  Also, on January 10, 2019, the Board promoted Mr. Goehring, the Company’s Vice President of Strategy and an executive officer of the Company, to the role of Senior Vice President and Chief Operating Officer, effective immediately and promoted Mr. Hester to the role of Senior Vice President and Chief Financial Officer.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table reflects all unvested outstanding equity awards of our named executive officers as of December 31, 2018.

		STOCK AWARDS
Name	Grant Date	Number of Units or Shares of Stock That Have Not Vested (1) (#)	Market Value of Units or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Payout Value of Unearned Shares That Have Not Vested (3) ($)
Carl F. Giesler, Jr.	8/8/2018	150,000	$51,000	—	$—
Jeff Tanner	5/27/2016	1,020	$347	—	$—
	4/15/2017	3,880	$1,319	2,908	$989
	8/8/2018	29,296	$9,961	—	$—
Kirk Goehring	5/27/2016	344	$117	—	$—
	4/15/2017	2,467	$839	—	$—
Thomas Hester	5/27/2016	399	$136	—	$—
	4/15/2017	1,116	$379	—	$—

(1)         Represents unvested restricted stock unit awards. Each restricted stock unit represents the contingent right to receive one Class A Share upon vesting of the unit. Shares for Mr. Giesler vest in three equal installments annually on July 20th. Shares for Messrs. Tanner, Goehring, and Hester vest in three equal installments annually on April 1st.

(2)         Represents unvested performance share unit awards based on achieving a target threshold of 100% vesting. Each vested performance share unit is exchangeable for one Class A Share. Upon completion of the three year performance period ending December 31st of the second year following the year of the grant date, each officer will vest in a number of performance share units. The number of performance share units in which each officer vests will range from 0% to 200% based on the Company’s total shareholder return relative to an industry peer group over the three year performance period.

(3)         Reflects the payout values at December 31, 2018 of the unvested awards in the previous column. The payout value is determined by multiplying the number of unvested awards by $0.34, the closing price of a Class A Share on December 31, 2018.

Not included in the table above are performance share units granted on May 27, 2016 that, as of December 31, 2018, were vested and waiting on the Compensation Committee to certify the Company’s total shareholder return calculation. On February 7, 2019, the Compensation Committee certified the vesting of such performance share units at 0.0% of target as a result of the Company’s performance against the pre-selected metrics. There are no unvested outstanding equity awards for the Company’s former executives (including those who constitute named executive officers).

Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan

Our Board adopted, and our shareholders approved at the 2016 Annual Meeting, the Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan (the “LTIP”), effective on May 4, 2016. Our LTIP is designed to attract and retain employees, consultants and non-employee directors and to encourage the sense of proprietorship of such individual and to stimulate the active interest of such persons in the development of our success. To accomplish this goal, equity, equity-based and cash awards may be made under the LTIP to employees and consultants of the Company and our affiliates and to our directors.

The LTIP is administered by our Compensation Committee. As of December 31, 2018, there were 235,286 Class A Shares available for issuance under the LTIP, all of which may be issued to our employees and directors. The LTIP provides for the issuance of stock options (incentive stock options and nonstatutory stock options), restricted stock, performance awards, restricted stock units, bonus stock awards, stock appreciation rights, dividend equivalents, and cash awards. With respect to equity awards made under the LTIP, no employee may be granted during a single calendar year (i) stock options or stock appreciation rights that are exercisable for more than 50,000 shares of our common stock; (ii) performance-based awards settled in our Class A Shares or other stock awards covering or relating to more than 50,000 shares of our Class A Shares or (iii) cash awards or performance-based awards settled solely in cash having a grant date value in excess of $5,000,000. No non-employee director may be granted during a single calendar year awards having a value determined on the grant date in excess of $500,000.

Amended and Restated Jones Energy, Inc. 2013 Short-Term Incentive Plan

Our Board adopted, and our shareholders approved at the 2016 Annual Meeting, the Amended and Restated Jones Energy, Inc. 2013 Short Term Incentive Plan (“STIP”), effective on May 4, 2016. Annual cash bonus awards may be made to our employees under the STIP that are based on the achievement of certain business objectives and other criteria established by the Compensation Committee, which is the administrator of the STIP.

Under the STIP, with respect to awards based on the achievement of business objectives, our Compensation Committee establishes objective goals generally no later than 90 days after the commencement of service to which the performance goals relate and prior to the completion of 25% of the performance period, and in any event, while the outcome is substantially uncertain. A performance goal may be based on one or more business criteria that apply to the individual, one or more of our business units, or the company as a whole. Performance goals are based on one or more of the financial or operational factors, as applied to the company or a business unit, as applicable, set forth in the STIP. Prior to the payment of any compensation based on the achievement of the performance goals, the Compensation Committee must certify in writing that applicable performance goals were, in fact, satisfied. The Compensation Committee, in its sole discretion, may decrease the amount payable pursuant to an STIP award, but the Compensation Committee does not have discretion to increase the amount payable to a participant who is a “covered employee” as defined under Code Section 162(m) in a manner inconsistent with the requirements for qualified performance-based compensation under Code Section 162(m). No participant may be granted performance awards that would result in the payment of more than $5,000,000 per plan year.

Inducement Award

On August 8, 2018, the Company made a grant (the “inducement award”) to Mr. Giesler, effective July 23, 2018, which is the date Mr. Giesler commenced employment with the Company, of 3,000,000 Restricted Stock Units (“RSUs”), with each RSU representing one Class A Share, which will vest in equal one-third installments on July 1, 2019, July 1, 2020 and July 1, 2021 subject to Mr. Giesler’s continued employment. The grant was offered by the Company as a material inducement to Mr. Giesler’s hiring as Chief Executive Officer outside the terms of the Company’s LTIP or any other incentive plan and was approved by the Compensation Committee of the Board in reliance on the employment inducement exemption under the NYSE’s Listed Company Manual Rule 303A.08.

In addition, the Company made a grant (the “cash award”) to Mr. Giesler, effective as of July 23, 2018, of a compensatory cash award in an aggregate amount of $320,000, which will vest and be paid out in equal one-third installments on April 1, 2019, October 1, 2019 and April 1, 2020. The cash award will be made pursuant to a cash award agreement under the Plan (the “Cash Award Agreement”).

The RSUs subject to the inducement award and the cash award will fully vest upon Mr. Giesler’s termination of employment prior to the final vesting date if (i) his termination is due to his death or disability, or (ii) if following a change in control (as defined in the award agreement relating to the RSUs or the Cash Award Agreement, as the case may be), his termination is by the Company without cause or by Mr. Giesler for good reason (as each of those terms are defined in the award agreement relating to the RSUs or the Cash Award Agreement, as the case may be).

Monarch Equity Plan

Prior to our IPO, the Board adopted the Monarch Equity Plan to provide for grants of Phantom Units for the benefit of certain officers who performed services for us. As of December 31, 2018, we had granted all 26,192 Phantom Units available for grant under the Monarch Equity Plan, including certain grants of the Phantom Units to our directors and/or executive officers in 2013 as follows: 11,723 Phantom Units were granted to Mike S. McConnell and 1,072 Phantom Units were granted to Robert J. Brooks.

The Phantom Units will vest 20% per year on each of the first, second, third, fourth and fifth anniversary of the grant date, provided that the participant remains in continuous employment with the company through each applicable vesting date. Within 30 days of a vesting date, a participant will receive an assignment of the number of Monarch Units corresponding to the Phantom Units vesting on such date. If a participant’s employment with us terminates for any reason, (i) all unvested Phantom Units will be immediately forfeited by the participant, and the Monarch Units underlying such forfeited Phantom Units will be assigned to Mr. J Jones within 30 days following the forfeiture date and (ii) Mr. J Jones shall have a call option to purchase any or all of the Monarch Units issued to such participant in respect of vested Phantom Units at the fair market value determined by the Board for Monarch Units as of the most recent valuation date coincident with or immediately preceding the date such call option is exercised.

On July 5, 2017, pursuant to the terms of the Monarch Equity Plan, Mr. J Jones received a distribution of Monarch Units having a value of approximately $27,177 in connection with the forfeiture of Phantom Units issued under the Monarch Equity Plan by departing employees.

On January 1, 2018 and July 5, 2018, pursuant to the terms of the Monarch Equity Plan, Mr. J Jones received distributions of Monarch Units having a value of approximately $21,161 and $81,909, respectively, in connection with the forfeiture of Phantom Units issued under the Monarch Equity Plan by departing employees.

Deferred Compensation Plan

On October 17, 2013, our Compensation Committee adopted the Jones Energy, LLC Executive Deferral Plan (the “Deferred Compensation Plan”), under which key management or highly compensated employees that are selected by the Compensation Committee may defer receipt of their compensation, including up to 50% of their base salaries and up to 100% of their bonuses, effective as of October 1, 2013. On December 12, 2018, the Compensation Committee approved the termination of the Deferred Compensation Plan as part of its year-end review of the Company’s compensation programs, subject to further approval of definitive documentation. On January 25, 2019, the Compensation Committee approved an amendment to the Deferred Compensation Plan reflecting the termination (the “Termination Amendment”). Pursuant to the terms of the Termination Amendment, effective as of December 12, 2018 (the “Termination Date”), the Plan shall be irrevocably terminated, and no further accruals or contributions shall be made under the Plan on or after the Termination Date and all accrued and unpaid benefits of the Participants (as defined in the Deferred Compensation Plan) as of the Termination Date shall be distributed to the Participants. As of the date of the Termination Amendment, no current executive officers of the Company were participating, or ever had participated, in the Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

The LTIP provides in the event of death, disability, retirement or change in control (as defined in the LTIP), the Compensation Committee may, in its discretion, accelerate the vesting or exercisability of an award (which acceleration has been provided for in the applicable award agreements for all of our named executive officers), eliminate or make less restrictive any restrictions contained in an award, waive any restriction or other provision of the LTIP or an award or otherwise amend or modify an award in any manner that is, in either case, (1) not materially adverse to the participant, (2) consented to by the participant or (3) as otherwise authorized under the LTIP; provided that the term of an option or SAR may not be extended to greater than 10 years from its original grant date.

Carl F. Giesler, Jr. Fourth Amended and Restated Employment Agreement

On April 2, 2019, Mr. Giesler entered into a Fourth Amended and Restated Employment Agreement with the Company (the “Fourth Restated Giesler Agreement”). The Fourth Restated Giesler Agreement provides that in the event Mr. Giesler’s employment is terminated on or after the 181st day after the “Effective Date” of the Company’s chapter 11 plan (except in the context of a Change of Control as defined in the Fourth Restated Giesler Agreement) (i) by the Company without Cause (as defined in the Fourth Restated Giesler Agreement), (ii) by Mr. Giesler for Good Reason (as defined in the Fourth Restated Giesler Agreement) or (iii) as a result of the Company’s non-extension of the term of his employment (a) the

Company will pay Mr. Giesler a pro-rata portion of his incentive bonus for the performance period in which the termination occurs, (b) the Company will pay Mr. Giesler an amount equal to two times his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (c) the Company will pay Mr. Giesler an amount equal to his Accrued Benefits (as defined in the Fourth Restated Giesler Agreement) and (d) the Cobra Benefits (as defined in the Fourth Restated Giesler Agreement).

In the event Mr. Giesler’s employment is terminated (i) by the Company without Cause or by Mr. Giesler for Good Reason during the twelve months immediately following the occurrence of a Change of Control or (ii) by the Company without Cause within the three months prior to the occurrence of a Change of Control, Mr. Giesler would be entitled to (a) an amount equal to three times his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (b) an amount equal to the pro-rata portion of Mr. Giesler’s annual bonus for the fiscal year in which such termination occurs, subject to certain conditions and (c) an amount equal to Mr. Giesler’s Accrued Benefits. The Fourth Restated Giesler Agreement provides that the definition of Change of Control does not include (i) a consummation of the Company’s chapter 11 plan or (ii) any transaction that is either consummated within the 90 days period following the Effective Date or consummated later pursuant to definitive documentation entered into by the Company during such 90-day period.

The Fourth Restated Giesler Agreement also provides that, in the event Mr. Giesler (i) voluntarily resigns from the Company during the 30-day period beginning on the 60th day following the Effective Date or (ii) is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the 90-day period following the Effective Date, Mr. Giesler will be entitled to receive (a) a lump sum payment in the amount of $990,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra Benefits as described in the Fourth Restated Giesler Agreement. In the event Mr. Giesler voluntarily resigns from the Company or is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the period between the 91st day after the Effective Date and the 180th day after the Effective Date, Mr. Giesler will be entitled to receive (a) a lump sum payment in the amount of $1,485,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra Benefits as described in the Fourth Restated Giesler Agreement. In the case of a termination as described in this paragraph, the Fourth Restated Giesler Agreement also provides for the post-termination non-competition period to be shortened by either 6 or 9 months.

Kirk Goehring First Amended and Restated Employment Agreement

On April 2, 2019, Mr. Goehring entered into a First Amended and Restated Employment Agreement (the “Restated Goehring Agreement”). The Restated Goehring Agreement provides that in the event Mr. Goehring’s employment is terminated on or after the 181st day after the “Effective Date” of the Company’s chapter 11 plan (except in the context of a Change of Control as defined in the Restated Goehring Agreement) (i) by the Company without Cause (as defined in the Restated Goehring Agreement), (ii) by Mr. Goehring for Good Reason (as defined in the Restated Goehring Agreement) or (iii) as a result of the Company’s non-extension of the term of his employment (a) the Company will pay Mr. Goehring a pro-rata portion of his incentive bonus for the performance period in which the termination occurs, (b) the Company will pay Mr. Goehring an amount equal to his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (c) the Company will pay Mr. Goehring an amount equal to his Accrued Benefits (as defined in the Restated Goehring Agreement) and (d) the Cobra Benefits (as defined in the Restated Goehring Agreement).

In the event Mr. Goehring’s employment is terminated (i) by the Company without Cause or by Mr. Goehring for Good Reason during the twelve months immediately following the occurrence of a Change of Control or (ii) by the Company without Cause within the three months prior to the occurrence of a Change of Control, Mr. Goehring would be entitled to (a) an amount equal to two times his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (b) an amount equal to the pro-rata portion of Mr. Goehring’s annual bonus for the fiscal year in which such termination occurs, subject to certain conditions and (c) an amount equal to Mr. Goehring’s Accrued Benefits. The Restated Goehring Agreement provides that the definition of Change of Control does not include (i) a consummation of the Company’s chapter 11 plan or (ii) any transaction that is either consummated within the 90 days period following the Effective Date or consummated later pursuant to definitive documentation entered into by the Company during such 90-day period.

The Restated Goehring Agreement also provides that, in the event Mr. Goehring (i) voluntarily resigns from the Company during the 30-day period beginning on the 60th day following the Effective Date or (ii) is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the 90-day period following the Effective Date, Mr. Goehring will be entitled to receive (a) a lump sum payment in the amount of $390,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra

Benefits as described in the Restated Goehring Agreement. In the event Mr. Goehring voluntarily resigns from the Company or is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the period between the 91st day after the Effective Date and the 180th day after the Effective Date, Mr. Goehring will be entitled to receive (a) a lump sum payment in the amount of $577,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra Benefits as described in the Restated Goehring Agreement. In the case of a termination as described in this paragraph, the Restated Goehring Agreement also provides for the post-termination non-competition period to be shortened by either 6 or 9 months.

Thomas Hester First Amended and Restated Employment Agreement

On April 2, 2019, Mr. Hester entered into a First Amended and Restated Employment Agreement (the “Restated Hester Agreement”). The Restated Hester Agreement provides that in the event Mr. Hester’s employment is terminated on or after the 181st day after the “Effective Date” of the Company’s chapter 11 plan (except in the context of a Change of Control as defined in the Restated Hester Agreement) (i) by the Company without Cause (as defined in the Restated Hester Agreement), (ii) by Mr. Hester for Good Reason (as defined in the Restated Hester Agreement) or (iii) as a result of the Company’s non-extension of the term of his employment (a) the Company will pay Mr. Hester a pro-rata portion of his incentive bonus for the performance period in which the termination occurs, (b) the Company will pay Mr. Hester an amount equal to his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (c) the Company will pay Mr. Hester an amount equal to his Accrued Benefits (as defined in the Restated Hester Agreement) and (d) the Cobra Benefits (as defined in the Restated Hester Agreement).

In the event Mr. Hester’s employment is terminated (i) by the Company without Cause or by Mr. Hester for Good Reason during the twelve months immediately following the occurrence of a Change of Control or (ii) by the Company without Cause within the three months prior to the occurrence of a Change of Control, Mr. Hester would be entitled to (a) an amount equal to two times his base salary and target bonus for the calendar year during which his termination occurs, subject to certain conditions, (b) an amount equal to the pro-rata portion of Mr. Hester’s annual bonus for the fiscal year in which such termination occurs, subject to certain conditions and (c) an amount equal to Mr. Hester’s Accrued Benefits. The Restated Hester Agreement provides that the definition of Change of Control does not include (i) a consummation of the Company’s chapter 11 plan or (ii) any transaction that is either consummated within the 90 days period following the Effective Date or consummated later pursuant to definitive documentation entered into by the Company during such 90-day period.

The Restated Hester Agreement also provides that, in the event Mr. Hester (i) voluntarily resigns from the Company during the 30-day period beginning on the 60th day following the Effective Date or (ii) is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the 90-day period following the Effective Date, Mr. Hester will be entitled to receive (a) a lump sum payment in the amount of $375,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra Benefits as described in the Restated Hester Agreement. In the event Mr. Hester voluntarily resigns from the Company or is terminated by the Company for a reason other than Cause (excluding a termination as a result of his death or disability) during the period between the 91st day after the Effective Date and the 180th day after the Effective Date, Mr. Hester will be entitled to receive (a) a lump sum payment in the amount of $525,000 within the first 30 days following such resignation or termination, (b) the Accrued Benefits and (c) the Cobra Benefits as described in the Restated Hester Agreement. In the case of a termination as described in this paragraph, the Restated Hester Agreement also provides for the post-termination non-competition period to be shortened by either 6 or 9 months.

DIRECTOR COMPENSATION

We believe that attracting and retaining qualified non-employee directors is critical to our future value growth and governance. Our non-employee directors receive:

•                  an annual cash retainer fee of $210,500, plus cash payments of $1,000 for each board or committee meeting attended, beginning July 1, 2018; and

•                  a committee chairperson fee of $20,000 for the chairman of the Audit Committee, and $15,000 for the chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee.

Directors who are also our employees do not receive any additional compensation for their service on our Board. Each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of our Board or its committees.

2018 Director Compensation Table

The following table sets forth certain information with respect to our non-employee director compensation during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Share Awards ($)(2)	Total ($)
Jonny Jones (3) (4)	$119,250	$—	$119,250
John Lovoi (6)	$117,750	$—	$117,750
J Paul B. Loyd Jr. (6)	$109,250	$—	$109,250
Spencer Wells (9)	$46,833	$—	$46,833
Tara W. Lewis (9)	$39,083	$—	$39,083
Mike McConnell (3) (5)	$54,625	$—	$54,625
Stephen Jones	$64,625	$—	$64,625
Hal Washburn	$169,500	$—	$169,500
Alan D. Bell	$186,500	$—	$186,500
Scott McCarty (7)	$121,250	$—	$121,250
Robb Voyles (8)	$37,750	$—	$37,750

(1)         Includes cash retainer, lead director and committee chair retainers, and board and committee meeting fees. From January 1, 2018 through June 30, 2018, the directors were not entitled to receive cash payments for each meeting attended.

(2)         In prior years each director was awarded shares of restricted stock. Such awards were not granted during 2018, instead the amount of the cash retainer was increased.

(3)         Beginning April 17, 2018, following the termination of their employment, Messrs. J. Jones and McConnell became non-employee directors of the Company.

(4)         On July 20, 2018, Mr. S. Jones was appointed to the Board.

(5)         Mr. McConnell resigned from the Board effective July 20, 2018.

(6)         Messrs. Lovoi and Loyd resigned from the Board effective September 28, 2018.

(7)         Mr. McCarty resigned from the Board effective February 21, 2019.

(8)         Mr. Voyles resigned from the Board effective February 5, 2018.

(9)         On November 6, 2018, Ms. Lewis and Mr. Wells were appointed to the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Class A Shares as of April 20, 2019 by:

•                  each person known by us to be a beneficial owner of more than 5% of the stock;

•                  each of our named executive officers;

•                  each of our directors; and

•                  all of our current directors and executive officers as a group.

As of April 20, 2019, no Class B Shares are outstanding. Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all of our Class A Shares shown as beneficially owned by them. Applicable percentage of beneficial ownership is based on 7,107,520 Class A Shares outstanding on April 20, 2019. Unless otherwise indicated, the address for each holder listed below is c/o Jones Energy, Inc., 807 Las Cimas Parkway, Suite 350, Austin, Texas 78746.

Name	Number of Class A Shares Beneficially Owned(1)	Voting Power(2) (%)
Five Percent Stockholders
JVL Advisors, L.L.C. (3)	725,412	10.2%
Metalmark Capital Partners (4)	685,641	9.6%
Jones Family Entities (5)	607,858	8.6%
Q Global Capital Management, L.P. (6)	375,736	5.2%
Citadel (7)	357,469	5.0%
Directors and Named Executive Officers
Carl Giesler	—	*
Kirk Goehring (8)	2,820	*
Thomas Hester (8)	766	*
Jonny Jones (9)	607,858	8.6%
Stephen Jones (10)	100,150	1.4%
Alan Bell (11)	6,101	*
Hal Washburn (11)	6,101	*
Tara W. Lewis	—	*
Spencer Wells	—	*
Jeffrey Tanner (12)	6,606	*
Robert J. Brooks (12)	—	*
Mike McConnell (12)	17,413	*
Directors and named executive officers as a group (12 total)	647,665	9.1%

*                 Less than one percent

(1)         Class A Shares have been adjusted for the effects of the Special Stock Dividend and the 1-for-20 reverse stock split for the Class A Shares and Class B Shares effective September 7, 2018 (the “Reverse Stock Split”). The table includes shares of Series A Preferred Stock owned by certain of these individuals and entities that are convertible, at the holder’s option at any time, at a rate of 0.8534 Class A Shares for each share of Series A Preferred Stock after adjusting the conversion ratio for the effects of the Special Stock Dividend distributed on March 31, 2017 and the Reverse Stock Split, subject to further specified adjustments and limitations as set forth in the certificate of designations for the Series A Preferred Stock. The table assumes all such shares of Series A Preferred Stock are converted for purposes of determining the number of Class A Shares beneficially owned.

(2)         Represents percentage of voting power of the Class A Shares. The Class A Shares to be issued upon the conversion of shares of Series A Preferred Stock pursuant to the terms of the certificate of designations relating to the Series A Preferred Stock are deemed to be outstanding and beneficially owned by the person holding shares of shares of Series A Preferred Stock for the purpose of computing the percentage of beneficial ownership of Class A Shares for that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. As such, in calculating the percentage of Class A Shares beneficially owned by each person, we have assumed that only such person converted shares of Series A Preferred Stock for Class A Shares and that no other person made a similar conversion.

(3)         Includes Class A Shares held by JVL Advisors, LLC indirectly through each of Navitas Fund, LP, Luxiver, LP, Hephaestus Energy Fund, LP, Asklepios Energy Fund, LP, Panakeia Energy Fund, LP, Children’s Energy Fund, LP, Blackbird 1846 Energy Fund, LP, and LVPU, LP (collectively, “JVL Advisors”). JVL Advisors, LLC disclaims any beneficial ownership of the reported securities beneficially owned by the other entities in excess of its pecuniary interest therein. Based on information obtained from the Form 13D/A and the Form 13F filed by JVL Advisors with the SEC on December 27, 2018 and February 2, 2019, respectively. JVL Advisors’ business address is 10000 Memorial Drive, Suite 550, Houston, Texas 77024.

(4)         Includes Class A Shares by Metalmark Capital II LLC indirectly through each of MCP II (Cayman) AIF Jones Intermediate LLC, MCP II Jones Intermediate LLC, MCP II (TE) AIF Jones Intermediate LLC, MCP II Co Investment Jones Intermediate LLC, MCP (C) II Jones Intermediate LLC and MCP II Executive Fund Jones Intermediate LLC (collectively, “Metalmark Capital Partners”). Metalmark Capital Partners’ principal address is 1177 Avenue of the Americas, 40th Floor; New York, NY 10036; Attention: Gregory D. Myers.

(5)         Of these shares, 241,251 are held by an entity of which Jones Energy Management, LLC is the general partner. Jonny Jones has voting power over all such shares in his capacity as Manager of Jones Energy Management, LLC. Jonny Jones and Jon Rex Jones each indirectly own 50% of Jones Energy Management, LLC. Jonny Jones disclaims beneficial ownership of the Class A Shares held by the Jones Family Entities except to the extent of his pecuniary interest therein. If all Class A Shares held by the Jones Family Entities were distributed to the individuals or entities that hold direct or indirect ownership interests in them, Jonny Jones would beneficially own 336,844 Class A Shares representing a 4.5% combined voting power and Stephen Jones would beneficially own 27,650 Class A Shares representing a 0.4% combined voting power. 53,089 Class A Shares would be deemed to be beneficially owned by both Jonny Jones and Jon Rex Jones. Indirect ownership of 57,914 of the Class A Shares have been pledged from one Jones Family Entity to another for estate planning purposes. Each of the Jones Family Entities party to those pledges is ultimately owned by Jonny Jones. Of the remaining shares, 72,500 shares reported in this column are held by a Jones Family Entity of which Stephen Jones is manager, but in which Jonny Jones has a pecuniary interest but no voting or dispositive power and 138,027 shares reported in this column are deemed to be beneficially owned as a result of the irrevocable proxies to vote such Class A Shares granted by Debora Lynn Jones Trust V, Julie Ann Jarvis Trust V, Jon Rex Jones Loyal Trust, and Stephen Martin Jones Trust V. Each of the Jones Family Entities disclaims beneficial ownership of the shares reported herein except to the extent of their pecuniary interests therein. The address for the Jones Family Entities is JRJ Management Company, LLC, 807 Las Cimas Parkway, Suite 245, Austin, TX 78746.

(6)         Based on information obtained from the Schedule 13G filed by Q Global Capital Management, L.P., on behalf of Q5-R5 Trading Ltd. pursuant to an investment management agreement (collectively, “QGCM”) with the SEC on February 22, 2019. Includes 133,467 Class A Shares issuable as of April 20, 2019 upon the conversion of 156,395 shares of Series A Preferred Stock beneficially owned by QGCM. According to this report, QGCM’s primary business address is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.

(7)         Based on information obtained from the Schedule 13G filed jointly by Citadel Securities LLC, CALC III LP, Citadel Securities GP LLC, Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC and Kenneth Griffin (collectively, “Citadel”) with the SEC on February 19, 2019. According to this report, Citadel’s primary business address is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(8)         These are Class A Shares held by Messrs. Goehring and Hester.

(9)         Of these shares, 241,251 are held by an entity of which Jones Energy Management, LLC (“JRJ Management”) is the general partner. Jonny Jones has voting power over all such shares in his capacity as Manager of JRJ Management. Jonny Jones and Jon Rex Jones each indirectly own 50% of JRJ Management. Jonny Jones disclaims beneficial ownership of the Class A Shares held by the Jones Family Entities except to the extent of his pecuniary interest therein. If all Class A Shares held by the Jones Family Entities were distributed to the individuals or entities that hold direct or indirect ownership interests in them, Jonny Jones would beneficially own 336,844 Class A Shares representing a 4.5% combined voting power. 53,089 Class A Shares would be deemed to be beneficially owned by both Jonny Jones and Jon Rex Jones. Indirect ownership of 57,914 of the Class A Shares have been pledged from one Jones Family Entity to another for estate planning purposes. Each of the Jones Family Entities party to those pledges is ultimately owned by Jonny Jones. Of the remaining shares, 72,500 shares reported in this column are held by a Jones Family Entity in which Jonny Jones has a pecuniary interest but no voting or dispositive power and 138,027 shares reported in this column are deemed to be beneficially owned as a result of the irrevocable proxies to vote such Class A Shares granted by Debora Lynn Jones Trust V, Julie Ann Jarvis Trust V, Jon Rex Jones Loyal Trust, and Stephen Martin Jones Trust V. Mr. J. Jones and each of the Jones Family Entities disclaims beneficial ownership of the shares reported herein except to the extent of their pecuniary interests therein. The address for the Jones Family Entities is JRJ Management Company, LLC, 807 Las Cimas Parkway, Suite 245, Austin, TX 78746.

(10)       All shares are included in the shares reported by the Jones Family Entities. These Class A Shares may be deemed held by Stephen Jones indirectly in his capacity as Manager of JRJ Management and as trustee and beneficiary of the Stephen Martin Jones Trust V (“SMJ Trust V”). JRJ Management is the general partner of JRJ Investment Fund, Ltd., which is the direct beneficial owner of 72,500 shares of Class A common stock and the SMJ Trust V the direct beneficial owner of 27,650 shares of Class A common stock (collectively, the “Class A Shares”). Mr. S. Jones disclaims beneficial ownership of the Class A Shares except to the extent of his pecuniary interest therein.

(11)       Messrs. Bell and Washburn were each granted these Class A Shares as compensation for their services as independent directors on our Board.

(12)       The employment of each of Messrs. Tanner, Brooks and McConnell was terminated in 2018, but each of them is considered a named executive officer.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of Jones Energy’s stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Original Filing is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us.

IPO Related Agreements

In connection with our IPO on July 29, 2013, we entered into various agreements governing the relationship among us, the Pre-IPO Owners, our executive officers and certain of our directors. The following is a description of the material terms of these agreements, which description is qualified in its entirety by reference to the full text of the agreements which are filed with the SEC as exhibits to our periodic reports.

Registration Rights and Stockholders Agreement

In connection with the closing of the IPO, the Company entered into a Registration Rights and Stockholders Agreement with Metalmark and the Jones Family Entities. On May 4, 2017, the Company entered into the Restated Registration Rights and Stockholders Agreement to, among other things, add JVL as a party and to grant JVL certain registration rights. The Restated Registration Rights and Stockholders Agreement grants each of Metalmark and the Jones Family Entities the right to nominate two members of the Board so long as Metalmark or the Jones Family Entities, as applicable, holds not less than 50% of the Common Stock that they held immediately following the IPO and the right to nominate one member of the Board so long as they hold not less than 20% of the Common Stock that they held immediately following the IPO. The Restated Registration Rights and Stockholders Agreement also requires Metalmark and the Jones Family Entities to take all necessary actions, including voting their shares of Common Stock, for the election of these nominees.

In addition, the Restated Registration Rights and Stockholders Agreement contains provisions with respect to demand registration rights and piggy-back registration rights. Pursuant to the Restated Registration Rights and Stockholders Agreement, Metalmark and the Jones Family Entities have the right to require the Company, by written notice, to register the sale of any number of their shares of Common Stock and will each have the right to cause up to three such required or “demand” registrations, with JVL having one such right. The Company is not obligated to effect any demand registration in which the anticipated aggregate offering price included in such offering is equal to or less than $50,000,000 ($25,000,000 where the registration is on a Form S-3). Furthermore, if, at any time, the Company proposes to register an offering of Class A Shares (subject to certain exceptions) for the Company’s own account, then it must give prompt notice to Metalmark, JVL and the Jones Family Entities to allow them to include a specified number of their shares in that registration statement. These registration rights are subject to certain conditions and limitations.

Metalmark has exercised one of its demand registrations, and neither JVL nor the Jones Family Entities have otherwise exercised any of their demand registrations.

Exchange Agreement

In connection with the closing of the IPO, the Company entered into the Exchange Agreement with JEH LLC and the Pre-IPO Owners. Pursuant to the Exchange Agreement, the Pre-IPO Owners and their permitted transferees have the right, subject to the terms of the Exchange Agreement, to exchange their JEH LLC Units (together with a corresponding number of Class B Shares) for Class A Shares on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions. As of April 20, 2019, all such JEH LLC Units have been exchanged.

Tax Receivable Agreement

As described in “Exchange Agreement” above, the Pre IPO Owners (and their permitted transferees) were able to exchange their JEH LLC Units (together with a corresponding number of Class B Shares) for Class A Shares (on a one for one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions). JEH LLC has made an election under Section 754 of the Internal Revenue Code, pursuant to which each exchange of JEH LLC Units for Class A Shares (as well as any purchase by us of JEH LLC Units for cash) resulted in an adjustment to the tax basis of the tangible and intangible assets of JEH LLC, and these adjustments have been allocated to us. The basis adjustments increase (for tax purposes) our depreciation, depletion and amortization deductions and may also decrease our gains (or increase our losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with the closing of the IPO, we entered into the Tax Receivable Agreement with JEH LLC and the Class B shareholders. This agreement generally provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax basis increases resulting from the Class B shareholders’ exchange of JEH Units for Class A Shares (or resulting from a sale of JEH LLC Units to us for cash) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of JEH LLC. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement.

The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement, we breach any of our material obligations under the Tax Receivable Agreement (including as a result of our failure to make any payment when due, subject to certain exceptions where we do not have sufficient available cash to make such payment) or certain mergers or other changes of control occur. In any such case, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the Tax Receivable Agreement, which calculation of anticipated future tax benefits will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement.

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of the exchanges of JEH LLC Units, the price of Class A Shares at the time of each exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest or depletable, depreciable or amortizable basis. We expect that the payments that we will be required to make under the Tax Receivable Agreement could be substantial.

As of December 31, 2018, the Company had no TRA liability, net, because the associated deferred tax assets were fully offset by the valuation allowance recorded against them and therefore, the TRA liability was reduced to zero. As of December 31, 2018, the Company had an estimated gross Tax Receivable Agreement liability to Metalmark of $56.9 million, and to the Jones Family of $7.8 million , and to Mr. McConnell of $1.5 million, and to Mr. Brooks of $0.1 million as a result of exchanges of Class B Shares and JEH LLC Units made to date.

On April 2, 2019, the Company entered into a Restructuring Support Agreement (the “RSA”) with certain holders of its secured and unsecured notes. Under the terms of the RSA, the claims under the TRA liability will receive no consideration upon the consummation of the plan to restructure. A hearing has been scheduled for May 6, 2019 to confirm this outcome, but the Company does not anticipate that any future amounts will be paid with respect to the TRA liability.

The Company made a payment of $1.6 million of the TRA liability with respect to cash savings that the Company realized on its 2016 tax return as a result of tax attributes arising from prior exchanges in the first quarter of 2018. Of this $1.6 million payment, $1.5 million was paid to Metalmark and $0.1 million was paid to Mr. McConnell. The Company did not realize cash savings on its 2017 tax return as a result of tax attributes arising from prior exchanges, and therefore did not make a payment under the TRA for the 2017 tax year. The Company does not anticipate it will realize cash savings on its 2018 tax return as a result of tax attributes arising from prior exchanges, and therefore does not anticipate a payment under the TRA for the 2018 tax year.

Transactions with Our Executive Officers, Directors and 5% Stockholders

Monarch Natural Gas Holdings, LLC Natural Gas Sale and Purchase Agreement

On May 7, 2013, the Company entered into a natural gas sale and purchase agreement with Monarch Natural Gas, LLC (“Monarch”), under which Monarch has the first right to gather the natural gas the Company produces from dedicated properties, process the NGLs from this natural gas production and market the processed natural gas and extracted NGLs. In connection with the Company’s entering into the 2013 Monarch agreement, Monarch issued to JEH equity interests in Monarch, having an estimated fair value of $15.0 million, in return for marketing services to be provided throughout the term of the agreement. The Company recorded this amount as deferred revenue which is being amortized on an estimated units-of-production basis commencing in September 2013, the first month of product sales to Monarch. During the years ended December 31, 2018, 2017 and 2016, the Company amortized $1.6 million, $1.9 million, and $2.4 million, respectively, of the deferred revenue balance. This revenue is recorded in Other revenues on the Company’s Consolidated Statement of Operations.

Following the issuance of $15.0 million Monarch equity interests to JEH, JEH assigned $2.4 million of the equity interests to Mr. J Jones, the Company’s Chairman of the Board, and reserved $2.6 million of the equity interests for future distribution through an incentive plan to certain of the Company’s officers. The remaining $10.0 million of Monarch equity interests was distributed to certain of the Class B shareholders, which included, among others, Metalmark Capital, the Jones family entities, and certain of the Company’s officers and directors, including Mr. J Jones. As of December 31, 2018, equity interests in Monarch of $0.1 million are included in Other assets on the Company’s Consolidated Balance Sheet. During the years ended December 31, 2018, 2017 and 2016, equity interests of $0.3 million, $0.3 million, and $0.6 million, respectively, were distributed to management under the incentive plan. The Company recognized expense of $0.1 million, $0.4 million, and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the incentive plan. As of December 31, 2018, all equity interests subject to the incentive plan have been distributed.

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

Purchases of Senior Secured First Lien Notes

On February 14, 2018, Jones Energy Holdings, LLC and Jones Energy Finance Corp. issued $450.0 million 9.25% senior secured first lien notes due 2023 (the “2023 First Lien Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended, at an offering price equal to 97.526% of par. One or more affiliates of Q Investments, an affiliate of one of our principal stockholders and an affiliate of the employer of Scott McCarty, one of our former directors, purchased an aggregate of $45.0 million of the 2023 First Lien Notes at the issue price.

Letter Agreement with Q Investments

On February 5, 2018, in connection with the appointment of Scott McCarty to the Board, an affiliate of Q Investments delivered an Acknowledgement and Stipulation pursuant to which Q Investments and its affiliates agreed not to (i) effect, seek or propose (whether publicly or otherwise) to effect or participate in any solicitation of proxies or consents to vote any securities of the Company or any of its subsidiaries, including soliciting consents or taking other action with respect to calling of a special meeting of the stockholders of the Company or any of its subsidiaries or engaging in a withhold vote campaign and (ii) otherwise act, alone or in concert with others, to seek representation on the Board or any governing body of a subsidiary of the Company. The obligations set forth above remained in effect until the day following the 2018 Annual Meeting.

Procedures for Approval of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•                  any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•                  any person who is known by us to be the beneficial owner of more than 5% of our Class A Shares;

•                  any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in- law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Class A Shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A Shares; and

•                  any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Board has adopted a written related party transactions policy, which can be accessed on our website at www.jonesenergy.com in the Corporate Governance Documents tab of the Investor Relations section. Pursuant to this policy, our audit committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (1) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (2) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10.—Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The following table presents fees for the audits of the Company’s annual consolidated financial statements for 2018 and 2017 and for other services provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2017, and Grant Thornton LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2018.

AUDITOR FEES FOR FISCAL YEARS 2018 AND 2017

	2018	2017
	Grant Thornton LLP	PricewaterhouseCoopers LLP
Audit Fees (1)	$1,000,357	$1,371,353
Audit-Related Fees (2)	—	55,400
Tax Fees (3)	—	—
All Other Fees (4)	—	2,273
Total:	$1,000,357	$1,429,026

(1)         “Audit Fees” represents fees for professional services provided in connection with the audits of the Jones Energy’s annual financial statements included in its Annual Reports on Form 10-K and reviews of the interim financial statements. In addition, “Audit Fees” includes work associated with comfort letters issued in conjunction with public filings by Jones Energy.

(2)         “Audit-Related Fees” represents fees for professional services rendered in connection with audit work unrelated to the primary financial statements of Jones Energy and its subsidiaries and consultations related to the impact of new accounting pronouncements.

(3)         “Tax Fees” represents fees associated with tax services rendered for income tax planning and compliance, and sales, use and excise tax matters.

(4)         “All Other Fees” represents other consulting services, including license fees for access to informational databases maintained by PricewaterhouseCoopers LLC, and the issuance of a Comfort Letter. The Audit Committee has concluded that these services are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by Grant Thornton LLP and PricewaterhouseCoopers LLP, as applicable, subject to such exceptions for non-audit services as permitted by applicable laws and regulations. The Audit Committee may, when it deems appropriate, form and delegate this authority to a subcommittee consisting of one or more Audit Committee members for purposes of this review and pre-approval. For the years ended December 31, 2018 and 2017, the Audit Committee pre-approved 100% of the services described above opposite the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)                              (1) Financial Statements.  Our consolidated financial statements were included under Part II, Item 8 of the Original Filing.

(2) Financial Statement Schedules. All schedules were omitted because they were either not applicable, not required, or the information called for therein appears in the consolidated financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed with this Amendment No. 1, were previously filed with the Original Filing, or are incorporated herein by reference.

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

4.3

Indenture, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014).

4.4

Registration Rights Agreement, dated April 1, 2014, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Citigroup Global Markets Inc., as the sole representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014).

4.5

Indenture, dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Jones Energy, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015).

4.6

Registration Rights Agreement dated February 23, 2015, among Jones Energy Holdings, LLC, Jones Energy Finance Corp., the Guarantors named therein and the purchasers named therein (incorporated by reference to Exhibit 4.2 to Jones Energy, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015).

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

10.1

Fourth Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC, dated as of August 25, 2016 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2016)

10.2

Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Jones Energy Holdings, LLC, dated as of September 30, 2016 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2016)

10.3

Exchange Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.4

Tax Receivable Agreement, dated as of July 29, 2013, by and among Jones Energy, Inc., Jones Energy Holdings, LLC and the members of Jones Energy Holdings, LLC party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.5 †

Amended and Restated Jones Energy, Inc. 2013 Omnibus Incentive Plan, effective as of May 4, 2016 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2016).

10.6 †

Amended and Restated Jones Energy, Inc. Short Term Incentive Plan, effective as of May 4, 2016 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2016).

10.7 †

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2013).

10.8 †

Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2014).

10.9 †

Form of Performance Share Unit Award Agreement (formerly referred to as a Performance Unit Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2014).

10.10 †	Jones Energy, LLC Executive Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2013).
10.11 †	Jones Energy Holdings, LLC Monarch Equity Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed on May 28, 2013).
10.12

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on June 7, 2013).

10.13

Credit Agreement, dated as of December 31, 2009, among Jones Energy Holdings, LLC, as borrower, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

Exhibit No.	Description
10.14

Agreement and Amendment No. 1 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.15

Master Assignment, Agreement and Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.16

Master Assignment, Agreement and Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.17

Agreement and Amendment No. 4 to Credit Agreement (First Lien) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.18

Master Assignment, Agreement and Amendment No. 5 to Credit Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.19

Waiver and Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on May 28, 2013).

10.20

Waiver, Agreement and Amendment No. 7 to Credit Agreement and Amendment to Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-188896, filed with the Securities and Exchange Commission on June 17, 2013).

10.21

Borrowing Base Increase Agreement, dated as of December 18, 2013, among Jones Energy Holdings, LLC, as borrower, certain subsidiaries of Jones Energy Holdings, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

10.22

Agreement and Amendment No. 8 to Credit Agreement dated as of January 29, 2014, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014).

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

10.25

Guarantee and Collateral Agreement, dated as of January 29, 2014, between Jones Energy, Inc., as guarantor, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 14, 2014).

10.26

Amended and Restated Firm Crude Oil Gathering and Transportation Agreement, dated October 23, 2015, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 9, 2016).

10.27

Amended and Restated Gathering and Transportation Services Agreement, dated as of October 23, 2015, by and between Monarch Oil Pipeline, LLC and Jones Energy, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 9, 2016).

10.28

Amendment No. 11 to Credit Agreement dated as of November 26, 2017, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2017).

10.29†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).

Exhibit No.	Description
10.30†	Form of Performance Share Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).
10.31†	Form of Performance Unit Award Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).
10.32†	Notice to Performance Award Holders (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 6, 2018).
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

10.35

Amendment No. 12 to Credit Agreement, dated as of February 14, 2018, among Jones Energy Holdings, LLC, as borrower, Jones Energy, Inc., Jones Energy, LLC and Nosley Assets, LLC, Nosley SCOOP, LLC, Nosley Acquisition, LLC and Jones Energy Finance Corp., as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2018).

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

21.1**	List of Subsidiaries of Jones Energy, Inc.
23.1**	Consent of Grant Thornton LLP.
23.2**	Consent of PricewaterhouseCoopers LLP.
23.3**	Consent of Cawley Gillespie & Associates, Inc.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Carl F. Giesler (Principal Executive Officer).
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Thomas Hester (Principal Financial Officer).
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Carl F. Giesler (Principal Executive Officer).
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Thomas Hester (Principal Financial Officer).
32.1**	Section 1350 Certification of Carl F. Giesler (Principal Executive Officer).
32.2**	Section 1350 Certification of Thomas Hester (Principal Financial Officer).
99.1

Summary Report of Cawley, Gillespie & Associates, Inc. for reserves as of December 31, 2017 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018).

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* —filed herewith

**—filed or furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES ENERGY, INC.
(registrant)

Date: April 29, 2019	By:	/s/ CARL F. GIESLER, JR.
		Name:	Carl F. Giesler, Jr.
		Title:	Chief Executive Officer